Form 10QSB
period 2000-03-31
ADPADS INC
filed 2000-05-22
CIK 1100362

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the transition period from                to
                                 ---------------   ---------------


Commission file number:    000-28373

                               AdPads Incorporated
         -----------------------------------------------------------------
         (Exact name of Small Business Issuer as Specified in Its Charter)

              Colorado                                    84-1306598
             -----------                                ---------------
         (State of Incorporation)                       (I.R.S. Employer
                                                         Identification No.)


                               AdPads Incorporated
                   1000 Highway 34, Matawan, New Jersey 07747
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)

(Issuer's Telephone Number, Including Area Code) (732) 290-8940
                                                  -------------


              ----------------------------------------------------
              (Former Name, Former Address and former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No


                      APPLICABLE ONLY TO CORPORATE ISSURES

As of May 17, 2000 the Issuer had 24,175,015 shares of Common Stock, no par value outstanding.

         Transitional Small Business Disclosure Format (check one):

                                                       Yes   No  X


                          ADPADS, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

TABLE OF CONTENTS



                                                                                     Page No.
                                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
          December 31, 1999 (Audited)                                                   2

          Consolidated Statements of Operations for the Three Months Ended March
          31, 2000 and 1999 and the Cumulative Period from Inception to March 31,
          2000 (Unaudited)                                                              3

          Consolidated Statements of Cash Flows for the Three Months Ended March
          31, 2000 and 1999 and the Cumulative Period from Inception to March 31,
          2000 (Unaudited)                                                              4

          Notes to Consolidated Financial Statements                                    5-6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                 7-8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                             9

Item 2.   Changes in Securities                                                         9

Item 3.   Defaults Upon Senior Securities                                               9

Item 4.   Submission of Matters to a Vote of Security Holders                           9

Item 5.   Other Information                                                             9

Item 6.   Exhibits and Reports on Form 8-K                                              9

Signatures                                                                             10

Exhibits                                                                               11





                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,    December 31,
                                        ASSETS                         2000          1999
                                                                       ----          ----
                                                                    (Unaudited)    (Audited)


CURRENT ASSETS:

   Cash                                                             $ 123,134    $    --
   Accounts receivable, less allowance for doubtful
      accounts of $1,000                                               28,997       48,768
   Inventories                                                          8,531        8,367
   Prepaid expenses and other current assets                              309        3,056
                                                                    ---------    ---------
           Total Current Assets                                       160,971       60,191
                                                                    ---------    ---------

PROPERTY AND EQUIPMENT, NET                                           110,109       83,732
                                                                    ---------    ---------
GOODWILL                                                              175,000         --
                                                                    ---------    ---------
       Total Assets                                                 $ 446,080    $ 143,923
                                                                    =========    =========
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Cash overdraft                                                   $    --      $   3,436
   Current maturities of long-term debt                                11,310        8,227
   Accounts payable and accrued expense                                14,872       23,449
   Deferred revenue                                                    45,892       51,643
   Billings in excess of costs on uncompleted contracts                11,700       11,700
   Due to shareholder                                                  16,500       31,500
                                                                    ---------    ---------
       Total Current Liabilities                                      100,274      129,955
                                                                    ---------    ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                47,894       36,036
                                                                    ---------    ---------
COMMITMENT

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, no par value, authorized 50,000,000
     shares; issued and to be issued 24,175,015 in
   March and 15,542,000 in December                                      --           --
   Additional paid-in-capital                                         456,546       75,504
   Deficit accumulated during the development stage                  (158,634)     (97,572)
                                                                    ---------    ---------
       Total Liabilities and Shareholders' Equity (Deficiency)        297,912      (22,068)
                                                                    ---------    ---------
                                                                    $ 446,080    $ 143,923
                                                                    =========    =========



          See accompanying notes to consolidated financial statements.



                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                August 12, 1998,
                                                                                     Date of
                                                      Three Months                Inception, to
                                                     Ended March 31,                March 31,
                                                     ---------------
                                                  2000              1999              2000
                                                  ----              ----              ----


REVENUES                                         $     32,570    $     52,502   $    173,372
                                                 ------------    ------------   ------------

COSTS AND EXPENSES:
  Cost of revenues                                      8,299           7,794         50,628
  Selling, general and administrative expenses         83,975          37,418        278,791
                                                 ------------    ------------   ------------
INCOME (LOSS) FROM OPERATIONS                         (59,704)          7,290       (156,047)

INTEREST EXPENSE                                        1,358             239          2,587
                                                 ------------    ------------   ------------
NET INCOME (LOSS)                                $    (61,062)   $      7,051   $   (158,634)
                                                 ============    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted                                18,483,347      16,000,000
                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
  Basic and diluted                              $       --      $       --
                                                 ============    ============



          See accompanying notes to consolidated financial statements.



                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                                           August 12, 1998,
                                                                                               Date of
                                                                      Three Months          Inception, to
                                                                     Ended March 31,          March 31,
                                                                     ---------------
                                                                   2000           1999         2000
                                                                   ----           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (61,062)   $   7,051    $(158,634)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                 10,202        1,172       32,465
      Provision for losses on accounts receivable                   12,000         --         13,000
      Changes in operating assets and liabilities:
        Accounts receivable                                          7,770       (9,230)     (41,997)
        Inventories                                                   (164)      (1,740)      (8,531)
        Prepaid expenses and other current assets                    2,747         --           (309)
        Accounts payable and accrued expenses                       (8,577)      20,960       14,872
        Deferred revenue                                            (5,751)        --         45,892
        Billings in excess of costs                                   --           --         11,700
                                                                 ---------    ---------    ---------
            Net cash flows from operating activities               (42,835)      18,213      (91,542)
                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (36,579)     (18,131)    (114,445)
  Cost of Acquired Business                                       (150,000)        --       (150,000)
                                                                 ---------    ---------    ---------
           Net cash flows from investing activities               (186,579)     (18,131)    (264,445)
                                                                 ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from cash overdraft                                      (3,436)        --           --
  Contributions from shareholders                                    8,594        1,587      102,068
  Distributions to shareholders                                    (17,552)      (3,565)     (35,522)
  Proceeds from sale of stock and exercise of warrants             365,000         --        365,000
  Due to shareholder                                               (15,000)        --         16,500
  Payments on long-term debt                                        (2,413)        (258)      (4,187)
  Proceeds of long-term debt                                        17,355        3,998       35,262
                                                                 ---------    ---------    ---------
           Net cash flows from financing activities                352,458        1,762      479,121
                                                                 ---------    ---------    ---------

NET CHANGE IN CASH                                                 123,134        1,844      123,134

CASH, BEGINNING OF PERIOD                                             --            211         --

CASH, END OF PERIOD                                              $ 123,134    $   2,055    $ 123,134
                                                                 =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                 $   1,359    $     239    $   2,588
                                                                 =========    =========    =========
   Noncash financing and investing activities:

    Equipment additions by capital leases                        $    --      $    --      $  28,129
                                                                 =========    =========    =========
    Issuance of Common Stock for Acquisition                     $  25,000    $    --      $  25,000
                                                                 =========    =========    =========


     See accompanying notes to consolidated financial statements.

                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -       BASIS OF PRESENTATION:

The consolidated balance sheet as of December 31, 1999 has been derived from the audited balance sheet that will be included in the Company's Form 8K/A to be filed on or about May 31, 2000 and is presented for comparative purposes. All other financial statements are unaudited. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should read in conjunction with the financial statements and notes thereto included in the Company's 8K/A.

NOTE 2  -       ORGANIZATION AND NATURE OF BUSINESS:

On March 15, 2000, AdPads LLC executed an Asset Purchase Agreement ("Agreement") with Regents Road, Ltd., ("Regents") a Colorado corporation. Regents is a publicly traded entity with nominal assets. Pursuant to the Agreement, Regents issued 16,000,000 shares (approximately 89%) of its post-Agreement outstanding no par value common stock in exchange for the Assets of AdPads.

Regents changed its name to AdPads Incorporated on March 20, 2000.

On March 20, 2000, a change in control of the Company ("AdPads, Inc." formerly known as Regents Road, Ltd.) occurred in conjunction with a closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Company and Visual-Presentation Systems, Inc., A Delaware Corporation ("Visual").

The closing under the Reorganization Agreement consisted of a stock for stock exchange in which AdPads acquired all of the issued and outstanding common stock of Visual in exchange for $150,000 in cash and the issuance of 250,000 shares of its common stock. As a result of this transaction, Visual became a wholly-owned subsidiary of AdPads.

The Reorganization was approved by the unanimous consent of the Board of Directors of AdPads on March 18, 2000.

Upon effectiveness of the Reorganization Agreement, AdPads became the successor issuer to Visual for reporting purposes under the Securities Exchange Act of 1934 and elects to report under the Act effective March 21, 2000.

AdPads, Inc. was a non-reporting publicly traded company until the acquisition of Visual became effective.

                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2000, the shareholders approved an amendment to the Certificate of Incorporation of the Company to change the Company's name from Visual Presentation Systems, Inc. to AdPads, Inc. The shareholders also approved the reincorporation of the Company as a Delaware corporation and a related Agreement and Plan of Merger pursuant to which the Company will be merged into a wholly-owned Delaware subsidiary. The Board of Directors of the Company have authorized a Parent/Subsidiary merger of the two companies.

The Company provides print and internet marketing services to the retail, wholesale, manufacturing and service industries. The Company has been in the development stage since formation and has engaged in organizational activities and development and marketing of its print and internet services. AdPads has had limited revenues and has operated at a loss since inception.

NOTE 3  -       GOING CONCERN AND LIQUIDITY:

The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to raise additional financing and eventually upon obtaining profitable operations. There can be no assurance that such financing will be available to the Company upon acceptable terms.

In an effort to obtain profitable operations, the Company will attempt to increase sales by recruiting sales representatives and developing a franchising model. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the Company may not be able to continue operations.

NOTE 4  -       STOCKHOLDER'S EQUITY:

During January and February 2000, the Company sold 458,000 shares for proceeds of $65,000.

In March 2000, the Company issued warrants to purchase a total of 4,000,000 shares of common stock for investment banking services, 1,000,000 each at exercise prices of $.05, $.10, $.15 and $.25. In March 2000, the Company received $150,000 from the exercise of 2,000,000 common stock purchase warrants, 1,000,000 at $.05 per share and 1,000,000 at $.10 per share.

                               ADPADS INCORPORATED

Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the company's financial position and operating results during the periods included in the accompanying condensed financial statements.

The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. In addition, difficulties in completing remediation of the year 2000 issues by the Company's customers or suppliers may have a material adverse affect on the Company and its operations. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

Results of Operations

Period Ended March 31, 2000 compared with Period Ended March 31, 1999

The Company's fiscal year ends on December 31.

The Company anticipates that sales during the remainder of the current fiscal year will continue to improve over prior comparable periods due to its implementation of AdPads Franchise Development. Such increases are dependent upon market acceptance, for which no assurance can be given.

The Company's tax year ends on December 31, its fiscal year.

Net revenue for the period ended March 31, 2000 were $32,570, a decrease of $19,932 or 38% from the sales level realized for the period ended March 31, 1999. As a result of the decrease in revenue, the Company's gross profit for the current period decreased by $20,437 and its gross profit [percentage decreased slightly to 7.5%, compared to 8.5% for the same period last year.

Selling and general and administrative expenses increased to $83,975 for the current period compared with $37,418 for the comparable period in 1999 due primarily to an increase in trade show costs, professional fees and additional personnel.

Liquidity and Capital Resources

The Company's working capital increased to $60,697 at March 31, 2000 from a deficit of $69,764 at March 31,1999 due to the sale of common stock and exercise of warrants. Accounts receivable decreased to $28,997 at March 31, 2000, a decrease of $19,771 from March 31, 2000, reflecting the Company's lower sales.

Accounts payable and accrued expenses decreased by $8,577 to $14,872 at March 31, 2000.

The Company raised $365,000 by issuance of stock and warrants during the quarter ending March 31,2000. The company expended $150,000 for the acquisition of Visual, $36,579 for the purchase of equipment and to cover operating losses in the amount of $42,835.

The Company does not presently have any material capital commitments and contemplates no material capital expenditures in the foreseeable future. The Company believes it will be able to fund its operations for the balance of 2000.

The Year 2000 Issue

The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 ("Y2K") issue. Substantially all of the Company's manufacturing is performed by third-party co-packers, and the Company's financial systems are PC-based purchased software. Consequently, management presently believes that due to the lack of date sensitive computer systems and applications currently in use, the Y2K issue will not pose significant operational problems for the Company's computer systems.

In addition, the Company has contacted its major suppliers and vendors seeking information about their internal compliance efforts. Upon review, the Company believes that most of its major suppliers and co-packers will be Y2K compliant and any non-compliance by its suppliers and co-packers will not have a significant adverse effect upon the Company's operations.

Therefore, the Company to date has not nor does it expect to develop any contingency plans relating to the Y2K issue. Costs of addressing the Y2K issue have not been material to date and, based on information gathered to date from the Company and its vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be subject to risks should the Company or third party vendor or service provider be unable to resolve issues related to the Y2K.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

None.


Item 2.   Changes in Securities

There have been no material modifications to or changes in any class of the Company's securities required to be disclosed pursuant to this item.

Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2000.

Item 5.    Other Information

The Company has incurred significant operating losses raising substantial doubt about its ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to raise additional financing and eventually upon obtaining profitable operations. There can be no assurance that such financing will be available to the Company upon acceptable terms.

In an effort to obtain profitable operations, the Company will attempt to increase sales by recruiting sales representatives and developing a franchising model. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the Company may not be able to continue operations.

Item 6.    Exhibits and Reports on Form 8-K

Registrant filed one report on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       (Registrant)


May 19, 2000                                /s/ David I. Brownstein
                                       ----------------------------
                                                David I. Brownstein
                                                          President

May 19, 2000                                /s/ David I. Brownstein
                                       ----------------------------
                                                David I. Brownstein
                                            Chief Financial Officer