Form 10QSB/A
period 2000-03-31
ADPADS INC
filed 2000-06-06
CIK 1100362

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB/A

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

                                                       Yes   No  X


                          ADPADS, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

TABLE OF CONTENTS



                                                                                     Page No.
                                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
          December 31, 1999                                                             2

          Consolidated Statements of Operations for the Three Months Ended March
          31, 2000 and 1999 and the Cumulative Period from Inception to March 31,
          2000 (Unaudited)                                                              3

          Consolidated Statements of Cash Flows for the Three Months Ended March
          31, 2000 and 1999 and the Cumulative Period from Inception to March 31,
          2000 (Unaudited)                                                              4

          Notes to Consolidated Financial Statements                                    5-6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                 7-8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                             9

Item 2.   Changes in Securities                                                         9

Item 3.   Defaults Upon Senior Securities                                               9

Item 4.   Submission of Matters to a Vote of Security Holders                           9

Item 5.   Other Information                                                             9

Item 6.   Exhibits and Reports on Form 8-K                                              9

Signatures                                                                             10

Exhibits                                                                               11





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
COMMITMENT

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, no par value, authorized 50,000,000
     shares; issued and to be issued 24,175,015 in
   March and 15,542,000 in December                                   456,546       75,504
   Additional paid-in-capital                                            --           --
   Deficit accumulated during the development stage                  (158,634)     (97,572)
                                                                    ---------    ---------
       Total Liabilities and Shareholders' Equity (Deficiency)        297,912      (22,068)
                                                                    ---------    ---------
                                                                    $ 446,080    $ 143,923
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

The consolidated balance sheet as of December 31, 1999 has been derived from the audited balance sheet that is included in the Company's Form 8K/A which was filed on May 30, 2000 and is presented for comparative purposes. All financial statements are unaudited. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

On March 15, 2000, AdPads LLC executed an Asset Purchase Agreement ("Agreement") with Regents Road, Ltd., ("Regents") an unrelated Colorado corporation. Regents is a publicly traded entity with nominal assets. Pursuant to the Agreement, Regents issued 16,000,000 shares (approximately 89%) of its post-Agreement outstanding no par value common stock in exchange for the Assets of AdPads, LLC. The members of AdPads, LLC became the controlling stockholders of the Registrant in a transaction viewed as a reverse acquisition. The Agreement was treated as a recapitalization of AdPads, LLC for accounting purposes. The historical financial statements of Regents prior to the merger will no longer be reported, as AdPads, LLC's financial statements are now considered the financial statements of the ongoing entity.

Regents changed its name to AdPads Incorporated on March 20, 2000.

On March 20, 2000, a change in control of the Company ("AdPads, Inc." or "AdPads" formerly known as Regents Road, Ltd.) occurred in conjunction with a closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Company and Visual-Presentation Systems, Inc., an unrelated Delaware Corporation ("Visual").

Under the terms of the Reorganization Agreement AdPads, Inc. acquired all of the issued and outstanding common stock of Visual in exchange for $150,000 in cash and the issuance of 250,000 shares of its common stock. As a result of this transaction, Visual became a wholly-owned subsidiary of AdPads. AdPads, Inc. was a non-reporting publicly traded company until the acquisition of Visual became effective.

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

NOTE 4  -       GOODWILL:

The excess of the purchase price ($150,000 in cash and 250,000 shares of common stock valued at $25,000) of Visual over the fair value of the net assets acquired of $175,000 was allocated to goodwill. The goodwill be amortized on the straight-line method over an estimated useful life of five (5) years.

NOTE 5  -       STOCKHOLDER'S EQUITY:

During January and February 2000, the Company sold 458,000 shares for proceeds of $65,000.

During March 2000, the Company sold 1,725,000 shares of common stock for net proceeds of $150,000 and issued 4,200,015 shares of common stock to former Regents shareholders in exchange for Net assets.

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

Reports of Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           (Registrant)


June 6, 2000                                /s/ David I. Brownstein
                                       ----------------------------
                                                David I. Brownstein
                                                          President

June 6, 2000                                /s/ David I. Brownstein
                                       ----------------------------
                                                David I. Brownstein
                                            Chief Financial Officer