Form 10QSB
period 2000-06-30
ADPADS INC
filed 2000-08-21
CIK 1100362

_____ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to _____

Commission file number:    000-28373

                               AdPads Incorporated
--------------------------------------------------------------------------------
         (Exact name of Small Business Issuer as Specified in Its Charter)

                 Colorado                                  84-1306598
                -----------                             ---------------
         (State of Incorporation)                       (I.R.S. Employer
                                                        Identification No.)

                                   FORM 10-QSB

                               AdPads Incorporated
                   1000 Highway 34, Matawan, New Jersey 07747
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 290-8940
                              ---------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes X       No


                      APPLICABLE ONLY TO CORPORATE ISSURES

As of August 14, 2000 the Issuer had 24,275,015 shares of Common Stock, no par value outstanding.

           Transitional Small Business Disclosure Format (check one):

                                                   Yes      No  X

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)





TABLE OF CONTENTS



                                                                                         Page No.

PART I - FINANCIAL INFORMATION
I Item 1.     Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and
              December 31, 1999                                                             2

              Consolidated Statements of Operations for the Six Months Ended
              June 30, 2000 and 1999 , the Three Months Ended June 30, 2000 and
              1999 and the Cumulative Period from Inception to June 30, 2000
              (Unaudited)                                                                   3

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2000 and 1999 and the Cumulative Period from Inception to
              June 30, 2000 (Unaudited)                                                     4

              Notes to Consolidated Financial Statements                                    5-6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         7-8

PART II - OTHER INFORMATION
                                                                                            9
Item 1.       Legal Proceedings
                                                                                            9
Item 2.       Changes in Securities
                                                                                            9
Item 3.       Defaults Upon Senior Securities
                                                                                            9
Item 4.       Submission of Matters to a Vote of Security Holders
                                                                                            9
Item 5.       Other Information
                                                                                            9
Item 6.       Exhibits and Reports on Form 8-K
                                                                                            10
Signatures
                                                                                            11
Exhibits

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,      December 31,
                                      ASSETS                               2000           1999
                                                                           ----           ----
                                                                       (Unaudited)
CURRENT ASSETS:
   Cash                                                                  $    --      $    --
   Accounts receivable, less allowance for doubtful
      accounts of $1,000                                                    11,542       48,768
   Inventories                                                               8,367        8,826
   Prepaid expenses and other current assets                                 4,457        3,056
                                                                         ---------    ---------
      Total Current Assets                                                  24,825       60,191
                                                                         ---------    ---------
PROPERTY AND EQUIPMENT, NET                                                141,663       83,732
                                                                         ---------    ---------
GOODWILL, NET                                                              166,250         --
                                                                         ---------
       Total Assets                                                      $ 332,738    $ 143,923
                                                                         =========    =========
   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

   Cash overdraft                                                        $   5,187    $   3,436
   Current maturities of long-term debt                                     14,676        8,227
   Accounts payable and accrued expense                                     70,312       23,449
   Deferred revenue                                                         42,454       51,643
   Billings in excess of costs on uncompleted contracts                     11,700       11,700
   Due to shareholders                                                      18,500       31,500
                                                                         ---------    ---------
       Total Current Liabilities                                           162,829      129,955
                                                                         ---------    ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                     61,311       36,036
COMMITMENT                                                               ---------    ---------

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, no par value, authorized 50,000,000
     shares; issued and to be issued 24,275,015 in
   June and 15,542,000 in December                                         471,546       75,504
   Deficit accumulated during the development stage                       (362,948)     (97,572)
                                                                         ---------    ---------
       Total Liabilities and Shareholders' Equity (Deficiency)             108,598      (22,068)
                                                                         ---------    ---------
                                                                         $ 332,738    $ 143,923
                                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                                       August 12,
                                                                                                                         1998,
                                                                                                                        Date of
                                                                                                                       Inception,
                                                            Six Months                    Three Months                    to
                                                          Ended June 30,                  Ended June 30,                June 30,
                                                         ----------------------------------------------------------------------
                                                         2000             1999            2000             1999            2000
                                                         ----             ----            ----             ----            ----

  REVENUES                                       $     52,677     $     88,152    $     20,107     $     35,650    $    193,479
                                                 ------------     ------------    ------------     ------------    ------------

  COSTS AND EXPENSES:
   Cost of revenues                                    11,633           15,716           3,364            7,922          53,992
   Selling, general and administrative expenses       302,870           61,392         218,895           24,452         497,686
                                                 ------------     ------------    ------------     ------------    ------------
                                                      314,533           77,108         222,259           32,374         551,678
                                                 ------------     ------------    ------------     ------------    ------------

  INCOME (LOSS) FROM OPERATIONS                      (261,856)          11,044        (202,152)           3,276        (358,199)

  INTEREST EXPENSE                                      3,520              478           2,162              239           4,749
                                                 ------------     ------------    ------------     ------------    ------------
  NET INCOME (LOSS)                              $   (265,376)    $     10,566    $   (204,314)    $      3,037    $   (362,948)
                                                 ============     ============    ============     ============    ============


  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                               21,342,793       15,542,000      24,199,459       15,542,000
                                                 ============     ============    ============     ============

  NET INCOME (LOSS) PER COMMON SHARE:
       Basic and diluted                         $      (.01)     $          -    $       (.01)    $          -
                                                 ===========      ============    =============    ============



          See accompanying notes to consolidated financial statements.

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                August 12, 1998,
                                                                                                    Date of
                                                                               Six Months        Inception, to
                                                                             Ended June 30,         June 30,
                                                                          2000          1999         2000
                                                                      ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $(265,373)    $  10,566     $(362,948)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                      32,238         2,344        54,501
      Provision for losses on accounts receivable                        12,000            --        13,000
      Changes in operating assets and liabilities:
        Accounts receivable                                              25,226        (5,231)      (24,542)
        Inventories                                                        (459)       (2,232)       (8,826)
        Prepaid expenses and other current assets                        (1,401)         (670)       (4,457)
        Accounts payable and accrued expenses                           (46,863)       17,754        70,312
        Deferred revenue                                                 (9,189)           --        42,454
        Billings in excess of costs                                          --            --        11,700
                                                                      ----------    ---------     ---------
          Net cash flows from operating activities                     (160,098)       22,531      (208,806)
                                                                      ----------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (81,419)      (17,419)     (159,285)
  Cost of Acquired Business                                            (150,000)                   (150,000)
                                                                      ----------                  ---------
                                                                       (231,419)      (17,419)     (309,285)
                                                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from cash overdraft                                           (1,751)           --         5,187
  Contributions from shareholders                                         8,594         1,587       102,068
  Distributions to shareholders                                         (17,552)       (8,495)      (35,522)
  Proceeds from sale of stock and exercise of warrants                  380,000            --       380,000
  Due to shareholder                                                    (13,000)           --        18,500
  Payments on long-term debt                                             (5,012)         (516)       (6,786)
  Proceeds of long-term debt                                             36,736         3,998        54,644
                                                                      ----------    ---------     ---------
          Net cash flows from financing activities                      391,517        (3,426)      518,091
                                                                      ----------    ---------     ---------

NET CHANGE IN CASH                                                           --         1,686            --

CASH, BEGINNING OF PERIOD                                                    --           211            --
                                                                      ----------    ---------     ---------

CASH, END OF PERIOD                                                   $             $   1,897     $      --
                                                                      =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                                       $   3,520     $     478     $   4,749
                                                                      =========     =========     =========
  Noncash financing and investing activities:
    Equipment additions by capital leases                             $      --     $      --     $  28,129
                                                                      =========     =========     =========
    Issuance of Common Stock for Acquisition                          $  25,000     $      --     $  25,000
                                                                      =========     =========     =========


           See accompanying notes to consolidated financial statements

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

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 8K/A.

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

NOTE 4 - GOODWILL:

The excess of the purchase price ($150,000 in cash and 250,000 shares of common stock valued at $25,000) of Visual over the fair value of the net assets acquired of $175,000 was allocated to goodwill. The goodwill is being amortized on the straight-line method over an estimated useful life of five years.

NOTE 5 - STOCKHOLDER'S EQUITY:

During January and February 2000, the Company sold 458,000 shares for proceeds of $65,000.

During March 2000, the Company sold 1,725,000 shares of common stock for net proceeds of $150,000 and issued 4,200,015 shares of common stock to former Regents shareholders in exchange for the net assets of Regents.

In March 2000, the Company issued warrants to purchase a total of 4,000,000 shares of common stock for investment banking services, 1,000,000 each at exercise prices of $.05, $.10, $.15 and $.25. In March 2000, the Company received $150,000 from the exercise of 2,000,000 common stock purchase warrants, 1,000,000 at $.05 per share and 1,000,000 at $.10 per share. In June 2000, the received $15,000 from the exercise of 100,000 common stock purchase warrants at $.15 per share.

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

Results of Operations

SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH SIX MONTH PERIOD ENDED JUNE 30, 1999:

The Company's fiscal year ends on December 31.

The Company anticipates that sales during the remainder of the current fiscal year will improve over prior comparable periods due to its implementation of AdPads Franchise Development. Such increases are dependent upon market acceptance, for which no assurance can be given.

Net revenue for the period ended June 30, 2000 was $52,677, a decrease of $35,475 or 40% from the sales level realized for the period ended June 30, 1999. As a result of the decrease in revenue, the Company's gross profit for the current period decreased by $31,392 and its gross profit percentage decreased by approximately 4% when compared to the same period last year.

Selling, general and administrative expense increased to $302,870 for the current period compared with $61,392 for the comparable period in 1999 due primarily to an increase in trade show costs, professional fees associated with being public, additional personnel and the development and implementation of the Company's franchising strategy.

THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTH PERIOD ENDED JUNE 30, 1999:

Net revenue for the three month period ended June 30, 2000 was $20,017, a decrease of $15,543, or 44% from the three month period ended June 30, 1999. As a result of the decrease in revenue, gross profit in the current period decreased by $10,985. Gross profit percentage increased by 7% in the three month period.

Selling, general and administrative expense increased to $218,895 for the current period compared with $24,452 for the comparable period in 1999 due primarily to an increase in trade show costs, professional fees associated with being public, additional personnel, amortization of goodwill and the development and implementation of the Company's franchising strategy.

Liquidity and Capital Resources

The Company's working capital deficit increased to $138,004 at June 30, 2000 from a deficit of $69,764 at December 31,1999 due to the loss from operations, purchase of software and computer equipment and the purchase of Visual offset by sale of common stock and exercise of warrants. Accounts receivable decreased to $11,542 at June 30, 2000, a decrease of $37,226 from December 31, 2000, reflecting the Company's lower sales.

Accounts payable and accrued expenses increased by $46,863 to $70,312 at June 30, 2000 as a result of the Company's increased selling, general and administrative costs and shortage of cash.

The Company raised $380,000 by issuance of stock and warrants during the six months ended June 30,2000. The Company expended $150,000 for the acquisition of Visual, $81,419 for the purchase of equipment and approximately $160,000 to cover loss from operations.

The Company is attempting to increase sales by recruiting sales representatives and implementing its franchising strategy. It is also attempting to raise additional equity capital. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the Company may be unable to continue operations.

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


Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the six months ended June 30, 2000.


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


Item 6.    Exhibits and Reports on Form 8-K

Reports of Form 8-K filed during the last quarter of the period covered by this report. Form 8KA pursuant to Securities Exchange Act 1934 date of event March 21, 2000 filed May 30, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                (Registrant)


                                           /s/ David I. Brownstein
                                           ----------------------------
                                               David I. Brownstein
                                               President



                                           /s/ David I. Brownstein
                                           ----------------------------
                                               David I. Brownstein
                                               Chief Financial Officer