Form 10QSB/A
period 2000-06-30
ADPADS INC
filed 2000-09-07
CIK 1100362

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

                                  FORM 10-QSB-A
                               September 15, 2000

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

Yes  /X/       No / /


                      APPLICABLE ONLY TO CORPORATE ISSURES

As of August 14, 2000 the Issuer had 24,275,015 shares of Common Stock, no par value outstanding.

         Transitional Small Business Disclosure Format (check one):

                                                                  Yes / / No /X/

On or about August 21, 2000 the registrant submitted Form 10-QSB - financials for the quarter ended June 30, 2000.

The consolidated statements of cash flows period ended June 30, 2000 contained addition errors. This amendment is submitted with the correct figures.







                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)





TABLE OF CONTENTS


                                                                                          Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 4 and 1999 and the Cumulative Period from Inception to                 4
         June 30, 2000 (Unaudited)


                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      August 12, 1998,
                                                                                                          Date of
                                                                             Six Months                 Inception, to
                                                                             Ended June 30,               June 30,
                                                                           2000             1999              2000
                                                                         ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                 $(265,376)      $  10,566       $(362,948)
       Adjustments to reconcile net income (loss) to net cash flows from operating activities:
                  Depreciation and amortization                             32,238           2,344          54,501
                  Provision for losses on accounts receivable               12,000            --            13,000
                  Changes in operating assets and liabilities:
                        Accounts receivable                                 25,226          (5,231)        (24,542)
                        Inventories                                           (459)         (2,232)         (8,826)
                        Prepaid expenses and other current assets           (1,401)           (670)         (4,457)
                        Accounts payable and accrued expenses               46,863          17,754          70,312
                        Deferred revenue                                    (9,189)           --            42,454
                        Billings in excess of costs                           --              --            11,700
                                                                         ---------       ---------       ---------
                           Net cash flows from operating activities       (160,098)         22,531        (208,806)
                                                                         -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                   (81,419)        (17,419)       (159,285)
      Cost of Acquired Business                                           (150,000)                       (150,000)
                                                                         -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                     (231,419)        (17,419)       (309,285)
                                                                         ---------       ---------       ---------
      Proceeds from cash overdraft                                           1,751            --             5,187
      Contributions from shareholders                                        8,594           1,587         102,068
      Distributions to shareholders                                        (17,552)         (8,495)        (35,522)
      Proceeds from sale of stock and exercise of warrants                 380,000            --           380,000
      Due to shareholder                                                   (13,000)           --            18,500
      Payments on long-term debt                                            (5,012)           (516)         (6,786)
      Proceeds of long-term debt                                            36,736           3,998          54,644
                                                                         ---------       ---------       ---------
                   Net cash flows from financing activities                391,517          (3,426)        518,091
                                                                         ---------       ---------       ---------
   NET CHANGE IN CASH                                                         --             1,686            --
   CASH, BEGINNING OF PERIOD                                                  --               211            --
                                                                         ---------       ---------       ---------
   CASH, END OF PERIOD                                                   $    --         $   1,897       $    --
                                                                         =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                      $   3,520       $     478       $   4,749
                                                                         ---------       ---------       ---------
      Noncash financing and investing activities:
       Equipment additions by capital leases                             $    --         $     --       $  28,129
                                                                         =========       =========       =========
       Issuance of Common Stock for Acquisition                          $  25,000       $     --       $  25,000
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