Form 10QSB
period 2000-09-30
ADPADS INC
filed 2000-11-20
CIK 1100362

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

       For the Quarterly Period ended September 30, 2000.

       Transition report under Section 13 or 15(d) of the Exchange Act for the
-----  transition period from      to
                             -----    -----


Commission file number:    000-28373

                               AdPads Incorporated
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

                 Colorado                                    84-1306598
                 --------                                    ----------
         (State of Incorporation)                         (I.R.S. Employer
                                                          Identification No.)

                                   FORM 10-QSB

                               AdPads Incorporated
                   1000 Highway 34, Matawan, New Jersey 07747
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 290-8940
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes    [X]       No   [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000 the Issuer had 24,275,015 shares of Common Stock, no par value outstanding.

         Transitional Small Business Disclosure Format (check one):

                                                     Yes  [ ]     No     [X]

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999             2

           Consolidated Statements of Operations for the Nine Months Ended September 30,
           2000 and 1999, the Three Months Ended September 30, 2000 and 1999 and the
           Cumulative Period from Inception to September 30, 2000 (Unaudited)                               3

           Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
           2000 and 1999 and the Cumulative Period from Inception to September 30, 2000
           (Unaudited)                                                                                      4

           Notes to Consolidated Financial Statements                                                       5-6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                       7-8

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                9

Item 2.    Changes in Securities                                                                            9

Item 3.    Defaults Upon Senior Securities                                                                  9

Item 4.    Submission of Matters to a Vote of Security Holders                                              9

Item 5.    Other Information                                                                                9

Item 6.    Exhibits and Reports on Form 8-K                                                                 9

Signatures                                                                                                 10

Exhibits                                                                                                   11

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,        December 31,
                                          ASSETS                          2000                1999
                                                                          ----                ----
                                                                       (Unaudited)
CURRENT ASSETS:
   Cash                                                                  $      --         $      --
   Accounts receivable, less allowance for doubtful
      accounts of $1,000                                                    11,187            48,768
   Inventories                                                               8,793             8,367
   Prepaid expenses and other current assets                                 4,272             3,056
                                                                         ---------         ---------
       Total Current Assets                                                 24,252            60,191
                                                                         ---------         ---------

PROPERTY AND EQUIPMENT, NET                                                129,920            83,732
                                                                         ---------         ---------
GOODWILL, NET                                                              157,500              --
                                                                         ---------         ---------
       Total Assets                                                      $ 311,672         $ 143,923
                                                                         =========         =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Cash overdraft                                                        $   1,867         $   3,436
   Current maturities of long-term debt                                     15,074             8,227
   Accounts payable and accrued expense                                    117,507            23,449
   Deferred revenue                                                         38,454            51,643
   Billings in excess of costs on uncompleted contracts                     11,700            11,700
   Due to shareholders                                                      47,290            31,500
                                                                         ---------         ---------
       Total Current Liabilities                                           231,892           129,955
                                                                         ---------         ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                     57,279            36,036
                                                                         ---------         ---------
COMMITMENT
SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, no par value, authorized 50,000,000
     shares; issued and to be issued 24,375,015 in
     September and 15,542,000 in December                                  486,546            75,504
      Deficit accumulated during the development stage                    (464,045)          (97,572)
                                                                         ---------         ---------
       Total Liabilities and Shareholders' Equity (Deficiency)              22,501           (22,068)
                                                                         ---------         ---------
                                                                         $ 311,672         $ 143,923
                                                                         =========         =========

          See accompanying notes to consolidated financial statements.

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                        August 12,
                                                                                                                          1998,
                                                                                                                         Date of
                                                                                                                        Inception,
                                                        Nine Months                        Three Months                    to
                                                    Ended September 30,                 Ended September 30,             Sept. 30,
                                                    -------------------                 -------------------             ---------
                                                   2000              1999              2000              1999              2000
                                                   ----              ----              ----              ----              ----
REVENUES                                       $     80,526      $    109,495      $     27,849      $     21,343      $    221,328
                                               ------------      ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
    Cost of revenues                                 22,555            21,741            10,892             6,025            64,884
    Selling, general and                            419,008            97,508           116,138            36,116           613,824
        administrative expenses                ------------      ------------      ------------      ------------      ------------
                                                    441,563           119,249           127,030            42,141           678,708
                                               ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                               (361,037)           (9,754)          (99,181)          (20,798)         (457,380)

INTEREST EXPENSE                                      5,436               478             1,916                 0             6,665
                                               ------------      ------------      ------------      ------------      ------------
NET LOSS                                       $   (366,473)     $    (10,232)     $   (101,097)     $    (20,798)     $   (464,045)
                                               ============      ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and diluted                            22,353,534        15,542,000        24,375,015        15,542,000
                                               ============      ============      ============      ============

NET LOSS PER COMMON SHARE:
    Basic and diluted                          $       (.02)     $         --      $       (.01)     $         --
                                               ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                          ADPADS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                August 12, 1998,
                                                                                                    Date of
                                                                          Nine Months              Inception,
                                                                      Ended September 30,             to
                                                                      -------------------         September 30,
                                                                     2000           1999              2000
                                                                     ----           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $(366,473)     $ (10,232)        $(464,045)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                   52,732          3,516            74,995
      Provision for losses on accounts receivable                     12,309             --            13,309
      Changes in operating assets and liabilities:
        Accounts receivable                                           25,272           (447)          (24,496)
        Inventories                                                     (426)        (3,380)           (8,793)
        Prepaid expenses and other current assets                     (1,216)            --            (4,272)
        Accounts payable and accrued expenses                         94,148         16,457           117,507
        Deferred revenue                                             (13,189)         3,000            50,154
        Billings in excess of costs                                       --             --            11,700
                                                                   ---------      ---------         ---------
          Net cash flows from operating activities                  (196,843)         8,914          (245,641)
                                                                   ---------      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (81,420)       (23,560)         (159,286)
  Cost of Acquired Business                                         (150,000)            --          (150,000)
                                                                   ---------      ---------         ---------
                                                                    (231,420)       (23,560)         (309,286)
                                                                   ---------      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from cash overdraft                                        (1,659)            --            (1,867)
  Contributions from shareholders                                      8,594         20,157           102,068
  Distributions to shareholders                                      (17,552)        (8,208)          (35,522)
  Proceeds from sale of stock and exercise of warrants               395,000             --           395,000
  Due to shareholder                                                 (15,790)            --            47,290
  Payments on long-term debt                                          (8,646)          (516)          (10,420)
  Proceeds of long-term debt                                          36,736          3,998            54,644
                                                                   ---------      ---------         ---------
          Net cash flows from financing activities                   428,263        (15,431)          554,927
                                                                   ---------      ---------         ---------

NET CHANGE IN CASH                                                        --            785                --

CASH, BEGINNING OF PERIOD                                                 --            211                --
                                                                   ---------      ---------         ---------
CASH, END OF PERIOD                                                $      --      $     996         $      --
                                                                   =========      =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $   5,436      $     478         $   6,665
                                                                   =========      =========         =========
  Noncash financing and investing activities:
    Equipment additions by capital leases                          $      --      $      --         $  28,129
                                                                   =========      =========         =========
    Issuance of Common Stock for Acquisition                       $  25,000      $      --         $  25,000
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

In March 2000, the Company issued warrants to purchase a total of 4,000,000 shares of common stock for investment banking services, 1,000,000 each at exercise prices of $.05, $.10, $.15 and $.25. In March 2000, the Company received $150,000 from the exercise of 2,000,000 common stock purchase warrants, 1,000,000 at $.05 per share and 1,000,000 at $.10 per share. In June 2000, the Company received $15,000 from the exercise of 100,000 common stock purchase warrants at $.15 per share. July 2000, the Company received $15,000 from the exercise of 100,000 common stock purchase warrants at $.15.

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

Results of Operations

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999:

The Company's fiscal year ends on December 31.

The Company anticipates that sales during the remainder of the current fiscal year will improve over prior comparable periods due to its implementation of AdPads Franchise Development. Such increases are dependent upon market acceptance, for which no assurance can be given.

Net revenue for the period ended September 30, 2000 was $80,526, a decrease of $28,969 or 26% from the sales level realized for the period ended September 30, 1999. As a result of the decrease in revenue, the Company's gross profit for the current period decreased by $29,783 and its gross profit percentage decreased by approximately 3% when compared to the same period last year.

Selling, general and administrative expense increased to $419,008 for the current period compared with $97,508 for the comparable period in 1999 due primarily to an increase in trade show costs, professional fees associated with being public, additional personnel and the development and implementation of the Company's franchising strategy.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999:

Net revenue for the three month period ended September 30, 2000 was $27,850, a decrease of $1,493, or 5% from the three month period ended September 30, 1999. As a result of the decrease in revenue, gross profit in the current period decreased by $6,690. Gross profit percentage decreased by 27% in the three month period.

Selling, general and administrative expense increased to $116,138 for the current period compared with $36,116 for the comparable period in 1999 due primarily to an increase in trade show costs, professional fees associated with being public, additional personnel, amortization of goodwill and the development and implementation of the Company's franchising strategy.

Liquidity and Capital Resources

The Company's working capital deficit increased to $207,640 at September 30, 2000 from a deficit of $97,572 at December 31,1999 due to the loss from operations, purchase of software and computer equipment and the purchase of Visual offset by sale of common stock and exercise of warrants. Accounts receivable decreased to $11,187 at September 30, 2000, a decrease of $37,581 from December 31, 1999, reflecting the Company's lower sales.

Accounts payable and accrued expenses increased by $47,195 to $117,507 at September 30, 2000 as a result of the Company's increased selling, general and administrative costs and shortage of cash.

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


Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the nine months ended September 30, 2000.


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



                                                    (Registrant)


                                        /s/ David I. Brownstein
                                        ----------------------------
                                            David I. Brownstein
                                                      President



                                        /s/ David I. Brownstein
                                        ----------------------------
                                            David I. Brownstein
November 20, 2000                         Chief Financial Officer