Form 10KSB
period 2000-12-31
ADPADS INC
filed 2001-04-16
CIK 1100362

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number: 000-28373

                               AdPads Incorporated
         (Exact name of Small Business Issuer as Specified in Its Charter)

                 Colorado                                84-1306598
         (State of Incorporation)                    (I.R.S. Employer
                                                     Identification No.)

                               AdPads Incorporated
                   1000 Highway 34, Matawan, New Jersey 07747
                    (Address of Principal Executive Offices)

                                 (732) 290-8940
                (Issuer's Telephone Number, Including Area Code)


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

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSURES

As of March 23, 2001 the Issuer had 25,091,474 shares of Common Stock, no par value outstanding.

         Transitional Small Business Disclosure Format (check one):

                                                            Yes [ ]   No [X]

                                FORM 10-KSB INDEX

                                     PART I

                                                                        PAGE
                                                                        ----
ITEM 1   Business                                                         1

ITEM 2   Properties                                                       2

ITEM 3   Legal Proceedings                                                2

ITEM 4   Submission of matter to a vote of Security Holders               2


                                     PART II

ITEM 5   Market for Registrant's Common Equity
         and Related Stockholders Matters                                 3

ITEM 6   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              3

ITEM 7   Financial Statements and Supplementary Data                  5, F1-F11

ITEM 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                           6


                                    Part III

ITEM 9   Directors and Executive Officers of the Registrant               6

ITEM 10  Executive Compensation                                           7

ITEM 11  Security Ownership of Certain Beneficial
         Owners and Management                                            8

ITEM 12  Certain Relationships and Related Transactions                   8


                                     PART IV

ITEM 13  Exhibits and Reports on Form 8-K                                 8

                                     PART I

ITEM 1  Business

     AdPads Incorporated (OTCBB: "APAD"), provides its customers with a wide array of marketing services. From printed items to Internet based products, we are a one-stop-operation.

Our namesake, the AdPads Marketing System, is our "front-line" media. This system consists of custom designed display boards that are installed in high traffic locations throughout the community. A monetary fee or an equivalent amount of marketing service is provided to the location hosting the board in exchange for this exclusive right. Supermarkets, family restaurants, movie theaters and shopping centers are typical examples. The display boards are specially constructed to hold full-color, 4 inch by 5 inch pads, each representing a different advertiser. The AdPads, in a "take-one" format, provide an enormous amount of visibility for each displayed advertiser. The business may offer a coupon on its AdPad, which allows the system to provide measurable results through a recording of redemption by the advertiser. Each ad is displayed for a period of one year with an unlimited supply of pads. AdPads allows only one business in each category to contract for a space on each display board. This guarantees that a competing business is never allowed to advertise directly next to a competitor. Our maintenance staff visits each display board location to refill the pads at least once per week to assure maximum visibility during the length of the contract. As of December 31, 2000, AdPads has display boards in over 100 locations in Central New Jersey, and have started small test areas in Kansas City, MO and Alexandria, VA.

In addition to AdPads, the printed version, each customer receives, at no additional charge, a page on our web site located at www.adpads.com. At the bottom of each page of every AdPad, the end consumer is encouraged to view and print hundreds of offers from the web site. When they visit the site, consumers are shown a series of maps. Through a few simple clicks, they are presented with a list of businesses in their area offering discounts through the AdPads program. They may choose any one, view it on their screen, print it and redeem it. Our clients get 24 hour per day, 7 day a week exposure.

AdPads offers full graphic design and printing services. Flyers, brochures, envelopes, letterheads, business cards, banners and much more are offered to our clients. Through high-tech digital printing, we provide the highest level of quality and customer service at costs far below local print shops. From one color to full-color, we can do it all. In addition, pick-up and delivery service is available.

Custom direct mail campaigns are another service offered by AdPads. We can define a "target market" for the client. Next, we develop and print the piece - a postcard, letter or a tri-fold brochure. The mailing list is based on very specific criteria and is prepared and shipped at bulk postage rates.

AdPads also offers internet web site development. We provide turn-key solutions for any business service, retail, professional or manufacturing looking to have a presence on the World Wide Web. From simple "online brochures" to full e-commerce enabled web sites, AdPads can handle the job. Our talented staff of graphic designers and programmers put together the hottest, most functional web sites ever seen on the Internet. We are constantly upgrading to stay ahead of the competition and to provide our clients with the latest technology available.

Our client base is developed through our team of marketing consultants. After an initial training period, these professional sales reps are sent into the field to develop relationships with local business owners. It is this personal contact, along with the "one-stop-shop" advantage that sets us apart form all other places that provide similar services. Each potential client is introduced to the AdPads Marketing System. In addition, the consultant describes all of the additional marketing services that we provide. The consultant listens to the client, evaluates his/her needs and suggests products and services to help the client increase business and profits. The goal is to establish and ongoing relationship between the client and marketing consultant. This provides the client with a single source for all marketing needs. It provides the consultant and the company a continuous stream of revenue without the need to constantly bring in new accounts.

However, AdPads presently operates at a loss and has not received revenues from operations sufficient to maintain its operations. AdPads has raised funds for operations through the sale of its securities and may continue to do so.

On March 15, 2000, the Company executed an "Asset Purchase Agreement" with Regents Roads, Ltd, a Colorado corporation. Pursuant to the terms and conditions of that Agreement, Regents issued 16,000,000 shares or an amount equal to approximately eighty-nine percent (89%) of its post-Agreement outstanding no par value common voting stock in exchange for the AdPads assets. All of the shares of Regents common stock issued to AdPads were deemed to be "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission and were issued in accordance with and subject to, applicable securities laws, rules and regulations.

See form 8K filed through EDGAR on March 23, 2000 and Incorporated by reference.

ITEM 2  Properties

AdPads maintains its administrative corporate offices at 1000 Highway 34, Matawan, New Jersey 07747. The offices are leased in a 2,000 square foot office facility held under an annual lease. The annual rental is $24,000.

ITEM 3  Legal Proceedings

There were no material legal proceedings against the Company or its officers and directors in their capacities as such.

ITEM 4  Submission of Materials to a Vote of Security Holders

NONE

                                     PART II

ITEM 5 Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

The Company's common stock trades on the Over The Counter Bulletin Board under the symbol "APAD". As of December 31, 2000 there were approximately 150 holders of record of its common stock.

The following table sets forth the quarterly high and low bid prices for the periods indicated through December 31, 2000 as reported by NASDAQ.

      Period                          Low Bid            High Bid
      ------                          -------            --------

     4/1/00 - 6/30/00                   $.25             1.1875
     7/1/00 - 9/30/00                   $.25              .6875
     10/1/00 - 12/31/00                 $.09              .4375

The transfer agent for the Company's Common Stock is Corporate Stock Transfer.

ITEM 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

The discussion and analysis which follows in this Annual Report and in other reports and documents of the company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Annual Report and made elsewhere by or on behalf of the Company should be considered in the light of these factors.

Results of Operations

Year ended December 31, 2000 compared with year ended December 31, 1999:

The Company's fiscal year ends on December 31.

The Company anticipates that sales during the current fiscal year will improve over prior comparable periods based on Corporate Territory Expansion and implemention of franchise development. Such increases are dependent upon market acceptance, for which no assurance can be given.

Net revenue for the period ended December 31, 2000 was $126,605, a decrease of $4,409 or 3.4% from the sales level realized for the period ended December 31, 1999. The Company's gross profit for the current period increased by $2,701 and its gross profit percentage increased by approximately 4.8% when compared to the same period last year.

Selling, general and administrative expense increased to $594,071 for the year ended 2000 compared with $169,362 for the comparable period in 1999 due primarily to an increase in trade show costs, professional fees associated with being public, additional personnel and the development and implementation of the Company's franchising strategy.


Liquidy and Capital Resources

The Company's working capital deficit increased to $144,562 at December 31, 2000 from a deficit of $38,264 at December 31, 1999 due to the loss from operations, purchase of software and computer equipment and the purchase of Visual offset by sale of common stock and exercise of warrants. Accounts receivable decreased to $3,365 at December 31, 2000, a decrease of $45,403 from December 31, 1999.

Accounts payable and accrued expenses increased by $86,791 to $110,240 at December 31, 2000, as compared to December 31, 1999, as a result of the Company's increased selling, general and administrative costs and shortage of cash.

The Company raised $395,000 by issuance of stock and warrants during the twelve months ended December 31, 2000. The Company also borrowed approximately $100,000 from several shareholders. The Company expended $150,000 for the acquisition of Visual, $81,420 for the purchase of equipment and approximately $300,000 to cover loss from operations.

The Company is attempting to increase sales by recruiting sales representative and implementing its franchising strategy. It is also attempting to raise additional equity capital. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the Company may be unable to continue operations.

ITEM 7  Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
AdPads Incorporated


We have audited the accompanying balance sheets of AdPads Incorporated (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999 and for the period August 12, 1998, (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdPads Incorporated (A Development Stage Company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and the period August 12, 1998, date of inception, to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's financial position at December 31, 2000 and results of operations and cash flows to December 31, 2000 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                            WISS & COMPANY, LLP

Red Bank, New Jersey
March 23, 2001

                              ADPADS, INCORPORATED
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                                         December 31,
                                                                                                         ------------
                                         ASSETS                                                      2000            1999
                                                                                                     -----           ----
     CURRENT ASSETS:
      Accounts receivable, less allowance for doubtful
         accounts of $1,000  in 2000 and 1999                                                     $   3,365          $  48,768
      Inventories                                                                                     8,695              8,367
      Prepaid expenses and other current assets                                                        --                3,056
                                                                                                  ---------          ---------
        Total current assets                                                                         12,060             60,191
     PROPERTY AND EQUIPMENT                                                                         114,625             83,732
                                                                                                  ---------          ---------
                                                                                                  $ 126,685          $ 143,923
                                                                                                  =========          =========
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

     CURRENT LIABILITIES:
      Cash overdraft                                                                              $   4,821          $   3,436
      Current maturities of long-term debt                                                           15,273              8,227
      Accounts payable                                                                               64,728             17,331
      Accrued expenses                                                                               45,512              6,118
      Deferred revenue                                                                               26,288             51,643
      Billings in excess of costs on uncompleted contracts                                             --               11,700
                                                                                                  ---------          ---------
        Total current liabilities                                                                   156,622             98,455
                                                                                                  ---------          ---------
     OTHER LIABILITIES:
        Long-term debt, less current maturities                                                      52,379             36,036
        Due to shareholders                                                                         138,175             31,500
                                                                                                  ---------          ---------
                                                                                                    190,554             67,536
     COMMITMENTS
     SHAREHOLDERS' EQUITY (DEFICIENCY)
      Common stock, no par value, authorized 50,000,000
        shares; issued 24,591,474 in 2000 and 15,542,000 in 1999                                    382,198             75,504
        Deficit accumulated during the development stage                                           (602,689)           (97,572)
                                                                                                  ---------          ---------
            Total liabilities and shareholders' equity (deficiency)                                (220,491)           (22,068)
                                                                                                  ---------          ---------
                                                                                                  $ 126,685          $ 143,923
                                                                                                  =========          =========

                 See accompanying notes to financial statements.

                              ADPADS, INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                                                 August 12, 1998,
                                                                       Year Ended              Year Ended       Date of Inception,
                                                                       December 31,           December 31,         to December 31,
                                                                           2000                   1999                  2000
                                                                           ----                   ----                  ----
     REVENUES                                                          $    126,605           $    131,014           $ 267,407
                                                                       ------------           ------------           ---------
     COSTS AND EXPENSES:
      Cost of revenues                                                       24,792                 31,902              67,121
      Selling, general and administrative                                   594,071                169,362             788,887
                                                                       ------------           ------------           ---------
                                                                            618,863                201,264             856,008
                                                                       ------------           ------------           ---------
     LOSS FROM OPERATIONS                                                  (492,258)               (70,250)           (588,601)
     INTEREST EXPENSE                                                        12,859                  1,229              14,088
                                                                       ------------           ------------           ---------
     NET LOSS                                                          $   (505,117)          $    (71,479)          $(602,689)
                                                                       ============           ============           =========

     WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING:
        Basic and diluted                                                22,896,351             15,542,000
                                                                       ============           ============

     NET LOSS PER COMMON SHARE:
        Basic and diluted                                              $       (.02)          $       --
                                                                       ============           ============













                 See accompanying notes to financial statements.

                              ADPADS, INCORPORATED
                          (A Development Stage Company)

           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)



                                                                                                                      Total
                                                                                                      Retained     Shareholders'
                                                                                                      Earnings        Equity
                                                                             Shares        Amount     (Deficit)     (Deficiency)
                                                                             ------        ------     ---------     ------------
     BALANCES AT DECEMBER 31, 1998                                         15,542,000    $  19,999     $ (26,093)    $  (6,094)

     YEAR ENDED DECEMBER 31, 1999:

       Net loss                                                                  --         55,505       (71,479)      (15,974)
                                                                           ----------    ---------     ---------     ---------


     BALANCES AT DECEMBER 31, 1999                                         15,542,000       75,504       (97,572)      (22,068)
                                                                           ----------    ---------     ---------     ---------

     YEAR ENDED DECEMBER 31, 2000:


       Sale of common stock                                                 2,183,000      215,000          --         215,000

       Issuance of common stock to former Regents shareholders              4,200,015         --            --            --

       Issuance of common stock and cash for acquisition - Visual             250,000     (150,000)         --        (150,000)

       Exercise of warrants                                                 2,200,000      180,000          --         180,000

       Issuance of common stock for debt                                       60,000       10,800          --          10,800

       Issuance of common stock for services                                  156,459       59,852          --          59,852

       Other                                                                     --         (8,958)         --          (8,958)

       Net loss                                                                  --           --        (505,117)     (505,117)
                                                                           ----------    ---------     ---------     ---------

     BALANCES AT DECEMBER 31, 2000                                         24,591,474    $ 382,198     $(602,689)    $(220,491)
                                                                           ==========    =========     =========     =========










                See accompanying notes to finanical statements.

                              ADPADS, INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                          August 12, 1998,
                                                                     Year Ended          Year Ended      Date of Inception,
                                                                    December 31,         December 31,      to December 31,
                                                                        2000                 1999                2000
                                                                        ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(505,117)          $  71,479)          $(602,689)
 Adjustments to reconcile net loss to net cash flows
  from operating activities:
  Depreciation and amortization                                          50,527              21,598              72,790
  Provision for losses on accounts receivable                            22,232               1,000              23,232
  Issuance of common stock for services                                  59,852                --                59,852
  Changes in operating assets and liabilities:
   Accounts receivable                                                   23,171             (46,176)            (26,597)
   Inventories                                                             (328)             (8,007)             (8,695)
   Prepaid expenses and other current assets                              3,056              (3,055)               --
   Accounts payable                                                      97,591              19,031             120,950
    Deferred revenue                                                    (37,055)             54,843              26,288
                                                                      ---------           ---------           ---------
   Net cash flows from operating activities                            (286,071)            (32,245)           (334,869)
                                                                      ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchase of property and equipment                                     (81,420)            (74,541)           (159,286)
 Cost of acquired assets                                                   --                  --                  --
                                                                       (150,000)               --              (150,000)
                                                                      ---------           ---------           ---------

                                                                       (231,420)            (74,541)           (309,286)
                                                                      ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from cash overdraft                                             1,385               3,436               4,911
 Contributions from shareholders                                          8,594              71,195             102,068
 Distributions to shareholders                                          (17,552)            (15,690)            (35,522)
 Proceeds from sale of stock and exercise of warrants                   395,000                --               395,000
 Due to shareholders                                                    106,675              31,500             138,175
 Payments on long-term debt                                             (13,347)             (1,774)            (15,121)
  Proceeds from long-term debt                                           36,736              17,908              54,644
                                                                      ---------           ---------           ---------
   Net cash flows from financing activities                             517,491             106,575             644,155
                                                                      ---------           ---------           ---------
NET CHANGE IN CASH                                                         --                  (211)               --

CASH, BEGINNING OF PERIOD                                                  --                   211                --
                                                                      ---------           ---------           ---------
CASH, END OF PERIOD                                                   $    --             $    --             $    --
                                                                      =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest Paid                                                        $   6,524           $   1,229           $   7,753
                                                                      =========           =========           =========
 Noncash financing and investing activities:
  Equipment additions by capital leases                                  36,736              28,129              64,865
                                                                      =========           =========           =========

  Issuance of common stock for acquisition                               25,000           $    --             $  25,000
                                                                      =========           =========           =========

       Issuance of common stock for debt                              $  10,800           $    --             $  10,800
                                                                      =========           =========           =========

                 See accompanying notes to financial statements.

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of the Business - AdPads Incorporated ("AdPads" or the "Company") was established in 1998 and is located in New Jersey. The Company provides print and internet marketing services to the retail, wholesale, manufacturing and service industries. The Company has been in the development stage since formation and has engaged in organizational activities and development and marketing of it's print and internet services. AdPads has had limited revenues, and has operated at a loss since inception.

     On March  15,  2000,  AdPads,  LLC  executed  an Asset  Purchase  Agreement
("Agreement") with Regents Road, Ltd., ("Regents") an unrelated Colorado corporation. Regents is a publicly traded entity with nominal assets. Pursuant to the Agreement, Regents issued 16,000,000 shares (approximately 89%) of its post-Agreement outstanding common stock in exchange for the assets of AdPads, LLC. The members of AdPads, LLC became the controlling stockholders of the Registrant. The Agreement was treated as a recapitalization of AdPads, LLC for accounting purposes. The historical financial statements of Regents prior to the merger will no longer be reported, as AdPads, LLC's financial statements are now considered the financial statements of the ongoing entity. Regents changed its name to AdPads Incorporated on March 20, 2000.

     Under the terms of the Reorganization Agreement on March 18, 2000, AdPads Incorporated acquired all of the issued and outstanding common stock of Visual Presentation Systems, Inc., an unrelated Delaware Corporation ("Visual") which was an inactive company with nominal assets, in exchange for $150,000 in cash and the issuance of 250,000 shares of its common stock. As a result of this transaction, AdPads Incorporated was merged into Visual. AdPads Incorporated was a non-reporting publicly traded company until the acquisition of Visual became effective.

     In April 2000, the shareholders approved an amendment to the Certificate of
Incorporation   of   the   Company   to   change   the   Company's   name   from
Visual-Presentation Systems, Inc. to AdPads Incorporated.

     Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

     Concentration of Credit/Sales Risk - AdPads concentration of credit risk with respect to trade receivables is limited. The Company periodically reviews its trade receivables and establishes an allowance for uncollectible accounts. Management feels that credit risk beyond the established allowance, if any, is limited.

     Revenue Recognition - Revenue from sale of advertising contracts is recognized ratably over the term of the contract (typically one year). Deferred revenue consists principally of the unearned portion of the advertising contract.

     Revenues from the design and development of Internet Web sites are recognized using the percentage of completion method. Unbilled receivables represent time and costs incurred on projects in progress in excess of amount billed and are recorded as assets. Amounts billed in excess of time and costs incurred are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment - Property and equipment are stated at cost. The Company provides for depreciation generally on an accelerated method by charges to income at rates based upon the estimated lives of three to five years for computer hardware and software, display boards and transportation equipment and seven years for office equipment.

     Advertising   Expense  -  Advertising   costs  are  expensed  as  incurred.
Advertising expense for the years ended December 31, 2000 and 1999 amounted to approximately $65,114 and $3,265, respectively.

     Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.

     Earnings (Loss) Per Share - Basic earnings (loss) per share is based upon net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options, dilutive securities, warrants and other potentially dilutive securities.

     Reclassification - In the fourth quarter of 2000 the Company reclassified the fair value of the consideration paid to acquire Visual, which had previously been recorded in its interim financial statements as goodwill, as a reduction to shareholders' equity.


NOTE 2 - GOING CONCERN AND LIQUIDITY:

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

NOTE 3 - PROPERTY AND EQUIPMENT:

     Property and equipment are summarized as follows:

                                                           December 31,
                                                      ---------------------
                                                      2000            1999
                                                      ----            -----

     Office equipment                               $109,225       $ 65,952
     Computers and software                           34,024         10,490
     Display boards                                   24,258          9,645
     Transportation equipment                         19,908         19,908
                                                    --------       --------
                                                     187,415        105,995
     Less: Accumulated depreciation                   72,790         22,263
                                                    --------       --------

                                                    $114,625       $ 83,732
                                                    ========       ========

NOTE 4 - LEASES:

     The Company's equipment under capital leases, which is included in property
and  equipment  at  December  31,  2000,  totalled  $64,865,   less  accumulated
depreciation of $21,975.

     The Company leases its office space, located in Matawan, New Jersey from a shareholder of the Company, on a month-to-month basis for $2,000 per month.

The following is a schedule of future minimum rental payments required for the capital equipment leases that have initial or remaining lease terms in excess of one year at December 31, 2000:

          Year Ending December 31,
          ------------------------

                 2001                                               $16,050
                 2002                                                14,391
                 2003                                                14,392
                 2004                                                14,391
                 2005                                                 4,276
                                                                    -------
     Total future minimum lease payments                             63,501
     Less: Amount representing interest                              10,084
                                                                    -------
     Present value of minimum lease payments (Note 5)                53,417
     Less: Current maturities                                        11,984
                                                                    -------

     Non-current                                                    $41,433
                                                                    =======

     Rent expense, for operating leases in 2000 and 1999 was approximately $16,000 and $18,000, respectively.

NOTE 5 - LONG-TERM DEBT:

     A summary of long-term debt follows:

                                                                                           December 31,
                                                                      Interest         ---------------------
                               Description                             Rate            2000             1999
                               -----------                             ----            ----             ----
     Note payable, collateralized by equipment, due in
        monthly installments through October, 2004                       10%          $14,235          $17,446
     Capital leases (Note 4)                                                           53,417           26,817
                                                                                      -------          -------
                                                                                       67,652           44,263
     Less: Current maturities                                                          15,273            8,227
                                                                                      -------          -------

                                                                                      $52,379          $36,036
                                                                                      =======          =======

     Long-term debt at December 31, 2000, matures as follows:

             Year Ending December 31,
             ------------------------

                          2001                 $15,273
                          2002                  15,038
                          2003                  16,401
                          2004                  16,743
                          2005                   4,197
                                               -------

                                               $67,652
                                               =======



NOTE 6 - INCOME TAXES:

     Deferred tax asset at December 31, 2000 is comprised of the following:

     Federal net operating loss carryforwards                      $136,000
     State net operating loss carryforwards,
         net of federal tax benefit                                  24,000
                                                                   --------
                                                                    160,000
     Less: Valuation allowance                                      160,000
                                                                   --------

                                                                   $   --
                                                                   ========

Management has determined, based on the Company's current condition, that a full valuation allowance is appropriate at December 31, 2000.

     At December 31, 2000, the Company had Federal net operating loss carryforwards of approximately $400,000 which expire beginning in 2020. The Company's issuance of shares during 2000 and subsequent thereto may result in a "Change of Ownership" as defined by the Internal Revenue Code of 1986, which may limit the Company's use of these net operating loss carryforwards.

NOTE 7 - SHAREHOLDERS' EQUITY (DEFICIENCY):

     During January and February 2000, the Company sold 458,000 shares of common stock for proceeds of $65,000.

     During March 2000, the Company sold 1,725,000 shares of common stock for net proceeds of $150,000 and issued 4,200,015 shares of common stock to former Regents shareholders in exchange for the net assets of Regents.

     In October 2000, the Company issued 156,459 shares of common stock with a fair market value of $59,852 in exchange for advertising and consulting services.

     In December 2000, the Company issued 60,000 shares of common stock with a fair market value of $10,800 in exchange for debt.

     In March 2000, the Company issued warrants to purchase a total of 4,000,000 shares of common stock for investment banking services, 1,000,000 each at exercise prices of $.05, $.10, $.15 and $.25. In March 2000, the Company received $150,000 from the exercise of 2,000,000 common stock purchase warrants, 1,000,000 at $.05 per share and 1,000,000 at $.10 per share. In June 2000, the Company received $15,000 from the exercise of 100,000 common stock purchase warrants at $.15 per share. In July 2000, the Company received $15,000 from the exercise of 100,000 common stock purchase warrants at $.15. The remaining 1,800,000 options expired in December 2000.

ITEM 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

                                    PART III


ITEM 9  Directors and Executive Officers of the Registrant

The executive officers and directors in the table below and brief summaries of their business experience and certain other information with respect of them are set forth thereafter:

Name                                Age              Position
----                               ----              --------

     David I. Brownstein            29     Chairman of the Board of Directors,
                                           President, CEO and CFO

     Joseph Drucker                 79     Director and Secretary

     Scott Einbinder                37     Director

Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is selected and qualified.

David I. Brownstein

Mr. Brownstein formed AdPads, LLC in August 1998. He created and perfected the AdPads Marketing System which is now the front line media of AdPads Incorporated. Mr. Brownstein is currently President, CEO, CFO and Chairman of the Board and has held these positions since March 23, 2000.

Joseph Drucker

Mr. Drucker has served as Director and Secretary since April 1, 2000 and is Attorney at Law in the State of New Jersey.


Scott Einbinder

Mr. Einbinder has served as a Director since March 23, 2000 and is presently Vice President of YHD.com Mortgage Division.


ITEM 10  Executive Compensation

The following table sets forth the executive compensation and distribution paid to each executive officer of the Company during the year ended December 31, 2000.

                          Executive Compensation Table
                          -----------------------------

Name                                Salary Compensation          Bonus
---                                 -------------------          -----

     David I. Brownstein                 $ 53,299                 --

     Joseph Drucker                            (1)                --

     Scott Einbinder                         --                   --

(1) Mr. Drucker's salary, $30,000 per annum, commenced on April 1, 2000. However, Mr. Drucker agreed to allow the compensation to accrue for the period ended March 31, 2001.

None of the directors receive compensation at this time but will receive stock options when the company files a stock option plan with the Securities and Exchange Commission.


ITEM 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2000, based on information obtained from the persons named, with the respect to the beneficial ownership of shares of common stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group.

     Name and Address          Amount and Nature of    Percentage of Outstanding
                               Beneficial Ownership     Shares Presently Owned
                               --------------------     ----------------------

     David I. Brownstein            15,542,000                        62%
     c/o AdPads Incorporated
     1000 Highway 34
     Matawan, NJ  07747

     Joseph Drucker                     0                              0
     c/o AdPads Incorporated
     1000 Highway 34
     Matawan, NJ  07747


     Scott Einbinder                    0                              0
     c/o AdPads Incorporated
     1000 Highway 34
     Matawan, NJ  07747

     Officers and Directors         15,542,000                        62%
     As a Group
     (3 Persons)


ITEM 12 Certain Relationships and Related Transactions

NONE


                                     PART IV


ITEM 13 Exhibits and Reports on Form 8-K

     a)   Exhibits numbered in accordance with Item 601(a) of Regulation S-B

Exhibit Numbers     Description                                      Page Number
---------------     -----------                                      -----------
2.1                 Agreement and Plan of Reorganization             *
2.2                 Stock Purchase Agreement                         *
27                  FDS                                              *
99.1                Visual Presentation Systems, Inc. Financials     *
16.1                Change of Certifying Accountant                  **
27                  FDS                                              ***


*Previously filed with the Securities and Exchange Commission as exhibit to the Company's report on Form 8-K dated March 22, 2000

**Previously filed with the Securities and Exchange Commission as exhibit to the Company's report on Form 8-K dated May 19, 2000

***Previously filed with the Securities and Exchange Commission as exhibit to the Company's report on Form 8-K dated May 30, 2000

(b)  Reports on Form 8-K

        Report on Form 8K dated March 22, 2000
        Report on Form 8K dated May 19, 2000
        Report on Form 8K dated May 30, 2000
        Report on Form 8K/A dated May 30, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AdPads Incorporated



By /s/ David I. Brownstein
   --------------------------------------
      David I. Brownstein
      Chairman of the Board of Directors
      President, CEO and CFO



By /s/ Joseph Drucker
   --------------------------------------
      Joseph Drucker
      Director and Secretary

Dated:  April 12, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following person who is the Principal Executive Officer and the Principal Financial Officer and a Director on behalf for the Registrant and in the capacity and on the date indicated.

Name                             Title                          Date
----                             ----                           ----

/s/ David I. Brownstein         Chairman of the Board           April 12, 2001
-----------------------         President, CEO & CFO
David I. Brownstein