Form 10QSB
period 2001-03-31
ADPADS INC
filed 2001-05-21
CIK 1100362

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

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

          -----------------------------------------------------------
              (Former Name, Former Address and former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSURES

As of May 15, 2001 the Issuer had 26,091,474 shares of Common Stock, no par value outstanding.

     Transitional Small Business Disclosure Format (check one):

                                                       Yes ___   No _X_

                               ADPADS INCORPORATED
                          (A Development Stage Company)


TABLE OF CONTENTS


                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1. Balance Sheets as of March 31, 2001 (Unaudited) and
        December 31, 2000                                                  2

        Statements of Operations for the Three Months Ended March
        31, 2001 and 2000 and the Cumulative Period from Inception
        to March 31, 2001 (Unaudited)                                      3

        Statements of Changes in Shareholders' Equity (deficiency)
        for the Three Months Ended March 31, 2001 and the Cumulative
        Period from Inception to March 31, 2001                            4



        Statements of Cash Flows for the Three Months Ended March
        31, 2001 and 5 2000 and the Cumulative Period from Inception to March 31, 2001 (Unaudited)

        Notes to Financial Statements                                      6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8-9

PART II - OTHER INFORMATION                                                10

Item 1. Legal Proceedings                                                  10

Item 2. Changes in Securities                                              10

Item 3. Defaults Upon Senior Securities                                    10

Item 4. Submission of Matters to a Vote of Security Holders                10

Item 5. Other Information                                                  10

Item 6. Exhibits and Reports on Form 8-K                                   10

Signatures                                                                 11

Exhibits                                                                   12

                               ADPADS INCORPORATED
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                               March 31,    December 31,
                                                                 2001          2000
                                                                 ----          ----
                                                              (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash                                                         $  11,233    $    --
  Accounts receivable, less allowance for doubtful
     accounts of $1,000                                            1,305        3,365
  Inventories                                                      7,895        8,695
  Prepaid Marketing                                               30,000         --
  Other current assets                                            24,938         --
                                                               ---------    ---------
     Total Current Assets                                         75,371       12,060
                                                               ---------    ---------
PROPERTY AND EQUIPMENT, NET                                      107,166      114,625
                                                               ---------    ---------
     Total Assets                                              $ 182,537    $ 126,685
                                                               =========    =========
   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Cash overdraft                                               $    --      $   4,821
  Current maturities of long-term debt                            15,067       15,273
  Accounts payable and accrued expenses                          128,813      110,240
  Deferred revenue                                                50,455       26,288
                                                               ---------    ---------
     Total Current Liabilities                                   194,335      156,622
                                                               ---------    ---------
OTHER LIABILITIES
   Long-term debt, less current maturities                        49,524       52,379
   Due to shareholders                                           234,946      138,175
                                                               ---------    ---------
         Total Other Liabilities                                 284,470      190,554
                                                               ---------    ---------
COMMITMENTS
SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par value, authorized 50,000,000
    shares; issued 25,091,474 in March
   and 24,591,474 in December                                    422,198      382,198
  Deficit accumulated during the development stage              (718,466)    (602,689)
                                                               ---------    ---------
     Total Liabilities and Shareholders' Equity (Deficiency)    (296,268)    (220,491)
                                                               ---------    ---------
                                                               $ 182,537    $ 126,685
                                                               =========    =========


                 See accompanying notes to financial statements.

                               ADPADS INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                               August 12, 1998,
                                                        Three Months               Date of
                                                       Ended March 31,          Inception, to
                                                       --------------             March 31,
                                                     2001            2000           2001
                                                     ----            ----           ----
REVENUES                                         $     26,031    $     32,570    $ 293,438
                                                 ------------    ------------    ---------

COSTS AND EXPENSES:
  Cost of revenues                                     14,994           8,299       82,115
  Selling, general and administrative expenses        119,060          83,975      907,947
                                                 ------------    ------------    ---------
                                                      134,054          92,274      907,062
                                                 ------------    ------------    ---------
LOSS FROM OPERATIONS                                 (108,023)        (59,704)    (696,624)
INTEREST EXPENSE                                        7,754           1,358       21,842
                                                 ------------    ------------    ---------
NET LOSS                                         $   (115,777)   $    (61,062)   $(718,466)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted                                25,080,485      18,483,347
                                                 ============    ============

NET LOSS PER COMMON SHARE:
  Basic and diluted                              $       --      $       --
                                                 ============    ============

                 See accompanying notes to financial statements.

                               ADPADS INCORPORATED

                          (A Development Stage Company)



           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)




                                                                                                         Total
                                                                                           Retained   Shareholders'
                                                                                           Earnings      Equity
                                                                   Shares       Amount     (Deficit)  (Deficiency)
                                                                  ----------   --------    --------    ----------
BALANCES AT DECEMBER 31, 1998:                                    15,542,000     19,999     (26,093)     (6,094)
YEAR ENDED DECEMBER 31, 1999:
  Net loss                                                              --       55,505     (71,479)    (15,974)
                                                                  ----------   --------    --------    --------
BALANCES AT DECEMBER 31, 1999:                                    15,542,000     75,504     (97,572)    (22,068)
                                                                  ----------   --------    --------    --------
YEAR ENDED DECEMBER 31, 2000:
     Sale of common stock                                          2,183,000    215,000        --       215,000
     Issuance of common stock to former Regents shareholders       4,200,015       --          --          --
     Issuance of common stock and cash for acquisition - Visual      250,000   (150,000)       --      (150,000)
     Exercise of warrants                                          2,200,000    180,000        --       180,000
     Issuance of common stock for debt                                60,000     10,800        --        10,800
     Issuance of common stock for services                           156,459     59,852        --        59,852
     Other                                                              --       (8,958)       --        (8,958)
     Net loss                                                           --         --      (505,117)   (505,117)
                                                                  ----------   --------    --------    --------
BALANCES AT DECEMBER 31, 2000:                                    24,591,474    382,198    (602,689)   (220,491)
                                                                  ----------   --------    --------    --------
PERIOD ENDED MARCH 31, 2001:
     Issuance of common stock for services                           500,000     40,000      40,000
     Net loss                                                           --         --      (115,777)   (115,777)
                                                                  ----------   --------    --------    --------
BALANCES AT MARCH 31, 2001:                                       25,091,474    422,198    (718,466)   (296,268)



                 See accompanying notes to financial statements

                               ADPADS INCORPORATED

                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 August 12, 1998,
                                                                                     Date of
                                                              Three Months        Inception, to
                                                             Ended March 31,        March 31,
                                                            2001         2000         2001
                                                            ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(115,777)   $ (61,062)   $(718,466)
Adjustments to reconcile net loss to net
  cash flows from operating activities:
     Depreciation and amortization                          11,538       10,202       84,328
     Provision for losses on accounts receivable              --         12,000       23,232
     Issuance of common stock for services                  40,000         --         99,852
     Changes in operating assets and liabilities:
       Accounts receivable                                   2,060        7,770      (24,496)
       Inventories                                             800         (164)      (7,895)
       Prepaid expenses and other current assets           (54,938)       2,747      (54,938)
       Accounts payable and accrued expenses                18,573       (8,577)     139,523
       Deferred revenue                                     24,167       (5,751)      50,455
                                                         ---------    ---------    ---------
       Net cash flows from operating activities            (73,577)     (42,835)    (408,405)
                                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (4,079)     (36,579)    (163,365)
  Cost of acquired assets                                     --       (150,000)    (150,000)
                                                         ---------    ---------    ---------
       Net cash flows from investing activities             (4,079)    (186,579)    (313,365)
                                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from cash overdraft                              (4,821)      (3,436)        --
  Contributions from shareholders                             --          8,594      102,068
  Distributions to shareholders                               --        (17,552)     (35,522)
  Proceeds from sale of stock and exercise of warrants        --        365,000      395,000
  Due to shareholders                                       96,771      (15,000)     234,946
  Payments on long-term debt                                (3,061)      (2,413)     (18,133)
  Proceeds of long-term debt                                  --         17,355       54,644
                                                         ---------    ---------    ---------
       Net cash flows from financing activities             88,889      352,548      733,003
                                                         ---------    ---------    ---------
NET CHANGE IN CASH                                          11,233      123,134       11,233

CASH, BEGINNING OF PERIOD                                     --           --           --
                                                         ---------    ---------    ---------
CASH, END OF PERIOD                                      $  11,233    $ 123,134    $  11,233
                                                         =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                          $   1,873    $   1,359    $   9,626
                                                         =========    =========    =========

  Noncash financing and investing activities:

  Equipment additions by capital leases                  $    --      $    --      $  64,865
                                                         ---------    ---------    ---------
  Issuance of Common Stock for Acquisition               $    --      $  25,000    $  25,000
                                                         ---------    ---------    ---------
  Issuance of Common Stock for debt                      $    --      $    --      $  10,800
                                                         =========    =========    =========



          See accompanying notes to consolidated financial statements.

                               ADPADS INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The balance sheet as of December 31, 2000 has been derived from the audited balance sheet that is included in the Company's Form 10-KSB which was filed on April 12, 2001 and is presented for comparative purposes. All financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Under the terms of the Reorganization Agreement on March 18, 2000, AdPads Incorporated acquired all of the issued and outstanding common stock of Visual Presentation Systems, Inc., an unrelated Delaware Corporation ("Visual"), which was an inactive company with nominal assets, in exchange for $150,000 in cash and the issuance of 250,000 shares of its common stock. As a result of this transaction, AdPads Incorporated was merged into Visual. AdPads Incorporated was a non-reporting publicly traded company until the acquisition of Visual became effective.

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

In an effort to obtain profitable operations, the Company is attempting to increase sales by recruiting sales representatives and developing a franchising model. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the Company may not be able to continue operations.

NOTE 4 - INITIAL FRANCHISE FEES

Initial franchise fees are recognized when the Company has performed all significant services, satisfied all conditions of sale and collection is considered probable.

NOTE 5 - SHAREHOLDERS' EQUITY (DEFICIENCY):

During January 2001, the Company issued 500,000 shares of its common stock with a fair market value of $40,000 for marketing services.

                               ADPADS INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the company's financial position and operating results during the periods included in the accompanying condensed financial statements.

The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or statements. These uncertainties and other factors include, among other things, business conditions and growth in the advertising industry and general economies and competitive factors. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

Results of Operations

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2000:

The Company's fiscal year ends on December 31.

The Company anticipates that sales during the remainder of the current fiscal year will improve over prior comparable periods based on Corporate Territory Expansion and Implementation and Franchise Development. Such increases are dependent upon market acceptance, for which no assurance can be given.

The Company's tax year ends on December 31, its fiscal year.

Net revenue for the period ended March 31, 2001 was $26,031, a decrease of $6,539 or 20% from the sales level realized for the period ended March 31, 2000. The Company's gross profit for the current period decreased by $11,037 and its gross profit percentage decreased approximately 33% when compared to the same period last year.

Selling, general and administrative expenses increased to $119,060 for the current period compared with $83,975 for the comparable period in 2000 due primarily to an increase in trade show costs, professional fees associated with being public, additional personnel and the development and implementation of the Company's franchising strategy.

Liquidity and Capital Resources

The Company's working capital deficit decreased to $118,964 at March 31, 2001 from a deficit of $144,562 at December 31, 2000 due to the loss from operations, offset by the proceeds of loans from shareholders.

The Company received approximately $96,000 from shareholder loans during the three month period ended March 31, 2001.

The Company is attempting to increase sales by recruiting sales representative and implementing its franchising strategy. It is also attempting to raise additional equity capital. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the company may be unable to continue operations

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings

None.


Item 2. Changes in Securities

There have been no material modifications to or changes in any class of the Company's securities required to be disclosed pursuant to this item.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2001.


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

Reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    (Registrant)

May 18, 2001                                        /s/ David I. Brownstein
                                                    ----------------------------
                                                    David I. Brownstein
                                                    President


May 18, 2001                                        /s/ David I. Brownstein
                                                    ----------------------------
                                                    David I. Brownstein
                                                    Chief Financial Officer