Form 10QSB
period 2001-06-30
ADPADS INC
filed 2001-08-20
CIK 1100362

____ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to _____

Commission file number: 000-28373


                               AdPads Incorporated
        (Exact name of Small Business Issuer as Specified in Its Charter)


                  Colorado                                   84-1306598
         (State of Incorporation)                         (I.R.S. Employer
                                                         Identification No.)


                                   FORM 10-QSB
                                 August 20, 2001


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

Yes [X]  No [_]


                      APPLICABLE ONLY TO CORPORATE ISSURES

As of August 20, 2001 the Issuer had 26,091,474 shares of Common Stock, no par value outstanding.

     Transitional Small Business Disclosure Format (check one):

                                                Yes [_]  No [X]

                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)



TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated   Balance  Sheets  as  of  June  30,  2001
          (Unaudited) and December 31, 2000                                 2

          Consolidated  Statements  of  Operations  for  the  Six
          Months  Ended June 30, 2001 and 2000,  the Three Months
          Ended June 30, 2001 and 2000 and the Cumulative  Period
          from Inception to June 30, 2001 (Unaudited)                       3

          Statements   of   Changes   in   Shareholders'   Equity
          (deficiency) for the Six Months Ended June 30, 2001 and
          the Cumulative Period from Inception to June 30, 2001             4

          Consolidated  Statements  of  Cash  Flows  for  the Six
          Months Ended June 30, 2001 and 2000 and the  Cumulative
          Period from Inception to June 30, 2001 (Unaudited)                5

          Notes to Consolidated Financial Statements                        6-7

Item 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                               8-9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 10

Item 2.   Changes in Securities                                             10

Item 3.   Defaults Upon Senior Securities                                   10

Item 4.   Submission of Matters to a Vote of Security Holders               10

Item 5.   Other Information                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10

Signatures                                                                  11

Exhibits                                                                    12

                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,        December 31,
                          ASSETS                                                   2001              2000
                                                                               ------------      ------------
                                                                                (Unaudited)
CURRENT ASSETS:
   Cash                                                                        $      4,382      $       --
   Accounts receivable, less allowance for doubtful
      accounts of $1,000 in 2000                                                        964             3,365
   Inventories                                                                        4,632             8,695
   Prepaid marketing                                                                 20,000              --
   Prepaid commissions                                                                7,875              --
   Officer loan                                                                      36,286              --
   Other current assets                                                              16,963              --
                                                                               ------------      ------------
       Total Current Assets                                                          91,102            12,060
                                                                               ------------      ------------
PROPERTY AND EQUIPMENT, NET                                                         101,367           114,625
                                                                               ------------      ------------
       Total Assets                                                            $    192,469      $    126,685
                                                                               ============      ============

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Cash overdraft                                                              $       --        $      4,821
   Current maturities of long-term debt                                              14,676            15,273
   Accounts payable and accrued expense                                             132,094           110,240
   Deferred revenue                                                                  55,227            26,288
                                                                               ------------      ------------
       Total Current Liabilities                                                    201,997           156,622
                                                                               ------------      ------------
OTHER LIABILITIES:
     Long-term debt, less current maturities                                         45,932            52,379
     Due to shareholders                                                            283,710           138,175
                                                                               ------------      ------------
                                                                                    329,642           190,554
                                                                               ------------      ------------
COMMITMENTS
SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common stock, no par value, authorized 50,000,000
     shares; issued and outstanding 26,091,474 in
   June and 24,591,474 in December                                                  472,198           382,198
   Deficit accumulated during the development stage                                (811,368)         (602,689)
                                                                               ------------      ------------
       Total Liabilities and Shareholders' Equity (Deficiency)                     (339,170)         (220,491)
                                                                               ------------      ------------
                                                                               $    192,469      $    126,685
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

                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                          August 12,
                                                                                                                            1998,
                                                                                                                          Date of
                                                                                                                         Inception,
                                                                Six Months                      Three Months                 to
                                                              Ended June 30,                   Ended June 30,             June 30,
                                                           --------------------            --------------------           --------
                                                           2001            2000            2001            2000             2001
                                                           ----            ----            ----            ----             ----
REVENUES                                               $     99,467    $     52,677    $     73,436    $     20,107    $    366,874
                                                       ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
Cost of revenues                                             31,536          11,633          16,542           3,334          98,657
Selling, general and administrative expenses                260,554         302,870         141,494         218,895       1,049,441
                                                       ------------    ------------    ------------    ------------    ------------
                                                            292,090         314,533         158,036         222,259       1,148,098
                                                       ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                              (192,623)       (261,856)        (84,600)       (202,152)       (781,224)
INTEREST EXPENSE                                             16,056           3,520           8,302           2,162          30,143
                                                       ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                      $   (208,679)   $   (265,376)   $    (92,902)   $   (204,314)   $   (811,367)
                                                       ============    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic and diluted                                       25,330,362      21,342,793      25,580,362      24,199,459
                                                       ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
 Basic and diluted                                     $       (.01)   $       (.01)   $         --    $       (.01)
                                                       ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                              ADPADS INCORPORATED

                          (A Development Stage Company)

           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                                     Total
                                                                      Retained   Shareholders'
                                                                      Earnings      Equity
                                               Shares      Amount     (Deficit)  (Deficiency)
                                             ----------   --------    --------   ------------
BALANCES AT DECEMBER 31, 1998:               15,542,000     19,999     (26,093)     (5,094)
YEAR ENDED DECEMBER 31, 1999:
     Net loss                                      --       55,505     (71,479)    (15,974)
                                             ----------   --------    --------    --------
BALANCES AT DECEMBER 31, 1999:               15,542,000     75,504     (97,572)    (22,068)
                                             ----------   --------    --------    --------
YEAR ENDED DECEMBER 31, 2000:
     Sale of common stock                     2,183,000    215,000        --       215,000
     Issuance of common stock to former
        Regents shareholders                  4,200,015       --          --          --
     Issuance of common stock and cash for
        acquisition - Visual                    250,000   (150,00)        --      (150,000)
     Exercise of warrants                     2,200,000    180,000        --       180,000
     Issuance of common stock for debt           60,000     10,800        --       180,000
     Issuance of common stock for services      156,459     59,852        --        59,852
     Other                                         --       (8,958)       --        (8,958)
     Net loss                                      --         --      (505,117)   (505,117)
                                             ----------   --------    --------    --------
BALANCES AT DECEMBER 31, 2000:               24,591,474    382,198    (602,698)   (220,491)
                                             ----------   --------    --------    --------
PERIOD ENDED MARCH 31, 2001
     Issuance of common stock for services      300,000     40,000        --        40,000
     Net loss                                      --         --      (208,679)   (208,679)
Sale of common stock                          1,000,000     50,000        --        50,000
                                             ----------   --------    --------    --------
BALANCES AT MARCH 31, 2001:                  26,091,474    472,198    (811,368)   (339,170)

                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       August 12, 1998,
                                                                                 Six Months                Date of
                                                                               Ended June 30,           Inception, to
                                                                               --------------              June 30,
                                                                             2001            2000            2001
                                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  (208,679)    $  (265,376)    $  (811,368)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                          23,076          32,238          95,866
      Provision for losses on accounts receivable                              --            12,000          23,232
      Issuance of common stock for services                                  40,000            --            99,852
      Changes in operating assets and liabilities:
        Accounts receivable                                                   2,401          25,226         (24,196)
        Inventories                                                           4,063            (459)         (4,632)
        Prepaid marketing                                                   (20,000)           --           (20,000)
        Prepaid commissions                                                  (7,875)           --            (7,875)
        Officer loan                                                        (36,286)           --           (36,286)
        Other current assets                                                (16,963)         (1,401)        (16,963)
        Accounts payable and accrued expenses                                21,854          46,863         142,804
        Deferred revenue                                                     28,939          (9,189)         55,227
                                                                        -----------     -----------     -----------
          Net cash flows from operating activities                         (169,470)       (160,098)       (504,339)
                                                                        -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (9,818)        (81,419)       (169,104)
  Cost of Acquired Business                                                    --          (150,000)       (150,000)
                                                                        -----------     -----------     -----------
                                                                             (9,818)       (231,419)       (319,104)
                                                                        -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from cash overdraft                                               (4,821)          1,751              90
  Contributions from shareholders                                              --             8,594         102,068
  Distributions to shareholders                                                --           (17,552)        (35,522)
  Proceeds from sale of stock and exercise of warrants                       50,000         380,000         445,000
  Due to shareholder                                                        145,535         (13,000)        283,710
  Payments on long-term debt                                                 (7,044)         (5,012)        (22,165)
  Proceeds of long-term debt                                                   --            36,736          54,644
                                                                        -----------     -----------     -----------
          Net cash flows from financing activities                          183,670         391,517         827,825
                                                                        -----------     -----------     -----------

NET CHANGE IN CASH                                                            4,382            --             4,382

CASH, BEGINNING OF PERIOD                                                      --              --              --
                                                                        -----------     -----------     -----------

CASH, END OF PERIOD                                                     $     4,382     $      --       $     4,382
                                                                        ===========     ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                         $     2,758     $     3,520     $    10,511
                                                                        ===========     ===========     ===========
  Noncash financing and investing activities:
    Equipment additions by capital leases                               $      --       $      --       $    64,865
                                                                        ===========     ===========     ===========
    Issuance of Common Stock for Acquisition                            $      --       $    25,000     $    25,000
                                                                        ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                          ADPADS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The consolidated balance sheet as of December 31, 2000 has been derived from the audited balance sheet that is included in the Company's Form 10K which was filed on April 16, 2001 and is presented for comparative purposes. All other financial statements are unaudited. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

In an effort to obtain profitable operations, the Company will attempt to increase sales by recruiting sales representatives and developing national advertising accounts. Should the Company be unsuccessful in its attempts to raise capital and/or increase sales, the Company may not be able to continue operations.

NOTE 4 - INITIAL FRANCHISE FEES

Initial Franchise fees are recognized when the Company has performed all significant services, satisfied all conditions of sale and collection is considered probable.

NOTE 5 - SHAREHOLDERS' EQUITY (DEFICIENCY):

During January 2001, the Company issued 500,000 shares of its common stock with a fair market value of $40,000 for marketing services.

During May 2001, the Company sold 1,000,000 shares of its Common Stock for $50,000.

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

Results of Operations

Six month period ended June 30, 2001 compared with six month period ended June 30, 2000:

The Company's fiscal year ends on December 31.

The Company anticipates that sales during the remainder of the current fiscal year will improve over prior comparable periods due to its implementation of AdPads Franchise Development. Such increases are dependent upon market acceptance, for which no assurance can be given.

The Company's tax year ends on December 31, its fiscal year.

Net revenue for the period ended June 30, 2001 was $99,467, an increase of $46,790 or 89% from the sales level realized for the period ended June 30, 2000. As a result of the increase in revenue, the Company's gross profit for the current period increased by $26,887. Its gross profit percentage decreased by approximately 9% when compared to the same period last year.

Selling, general and administrative expense decreased to $260,554 for the current period compared with $302,870 for the comparable period in 2000 due to the Company's efforts to cut expenses by reducing personnel and general administrative costs.

Three month period ended June 30, 2001 compared with the three month period ended June 30, 2000:

Net revenue for the three month period ended June 30, 2001 was $73,436, an increase of $53,329, or 73% from the three month period ended June 30, 2000. As a result of the increase in revenue, gross profit in the current period increased by $40,121. Gross profit percentage decreased by 6% when compared to the smae period in the prior year.

Selling, general and administrative expense decreased to $141,292 for the current period compared with $218,895 for the comparable period in 2000 due to the Company's efforts to cut expenses by reducing personnel and general administrative costs.

Liquidity and Capital Resources

The Company's working capital deficit decreased to $110,895 at June 30, 2001 from a deficit of $144,562 at December 31, 2000 due to the loss from operations, offset by proceeds of loans totaling $145,535 from Shareholders and $50,000 from the sale of common stock.

Accounts payable and accrued  expenses  increased by $21,854 to $132,074 at June
30,  2001  as  a  result  of  the  Company's  increased  selling,   general  and
administrative costs and shortage of cash.

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


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the six months ended June 30, 2001.


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

Reports on Form 8-K filed during the period covered by this report - None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                    (Registrant)


                                                         /s/ David I. Brownstein
                                                         -----------------------
                                                             David I. Brownstein
                                                                       President



                                                         /s/ David I. Brownstein
                                                         -----------------------
                                                             David I. Brownstein
                                                         Chief Financial Officer