Form 10QSB
period 2001-09-30
ADPADS INC
filed 2001-11-19
CIK 1100362

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ____________ to _________________


                       Commission File Number  000-28373



                               ADPADS INCORPORATED
            (Exact name of registrant as specified in its charter)

           Colorado                                        84-1306598
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                   1000 Highway 34, Matawan, New Jersey  07747
                                (732) 290-8940
             (Address and telephone number, including area code, of
                     registrant's principal executive office)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [ X ]        NO [  ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At November 15, 2001 there were 26,091,474 shares of Common Stock, no par value, outstanding.








                             ADPADS INCORPORATED

                                   INDEX

                                                                    Page

Part I.   Financial Information ..................................    3

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 30,
              2001 (unaudited) and December 31, 2000 .............    4

              Consolidated Statements of Operations for the
              Nine Months and Three Months Ended September
              30, 2001 and 2000 (unaudited) and
              the Period August 12, 1998 (Date of
              Formation) through September 30, 2001 ..............    5

              Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2001 and 2000
              (unaudited) and the Period August 12, 1998
              (Date of Formation) through September 30,
              2001 ...............................................    6

              Notes to Condensed Consolidated  Financial
              Statements (unaudited)..............................  7-8

     Item 2.  Management's Discussion and Analysis
              or Plan of Operations ..............................  9-10

Part II.  Other Information

     Item 1.  Legal Proceedings ..................................  11
     Item 2.  Changes in Securities ..............................  11
     Item 3.  Defaults upon Senior Securities ....................  11
     Item 4.  Submission of Matters to a Vote of Security
               Holders ...........................................  11
     Item 5.  Other Information ..................................  11
     Item 6.  Exhibits and Reports on Form 8-K ...................  11

Signatures .......................................................  12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                    ADPADS INCORPORATED AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                            September 30,      December 31,
                                                2001              2000
                                            -------------      ------------
                                            (unaudited)
Current Assets:
   Cash                                      $   8,853          $       -
   Accounts receivable, less allowance
    for doubtful accounts of $1,000
    and $1,000, respectively                     4,758              3,365
   Inventories                                   4,632              8,695
   Prepaid expenses                             19,100                  -
   Due from officer                              1,884                  -
                                             ---------          ---------
     Total Current Assets                       39,227             12,060

Property and equipment - net                    90,002            114,625
                                             ---------          ---------
     TOTAL ASSETS                            $ 129,229          $ 126,685
                                             =========          =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Cash overdraft                            $       -          $  4,821
   Accounts payable and accrued expenses       154,583           110,240
   Current maturities of long-term debt         14,122            15,273
   Deferred revenue                             28,108            26,288
                                             ---------         ---------
     Total Current Liabilities                 196,813           156,622
                                             ---------         ---------

Other Liabilities:
   Long-term debt, less current maturities      42,745            52,379
   Due to shareholders                         288,814           138,175
                                             ---------         ---------
     Total Other Liabilities                   331,559           190,554
                                             ---------         ---------
     TOTAL LIABILITIES                         528,372           347,176
                                             ---------         ---------

Commitments and Contingencies
Stockholders' Deficiency:
   Common stock no par value - authorized
    50,000,000 shares; 26,091,474 and
    24,591,474 shares issued and

   Additional paid-in-capital                        -                 -
   Deficit accumulated during the
    development stage                         (871,341)         (602,689)
                                             ---------         ---------
Total Stockholders' Deficiency                (399,143)         (220,491)
                                             ---------         ---------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY               $ 129,229         $ 126,685
                                             =========         =========
See notes to consolidated financial statements.

                     ADPADS INCORPORATED AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                                                Period from
                                                                                              August 12, 1998
                                              Nine Months            Three Months          (Date of Formation)
                                          Ended September 30,     Ended September 30,            through
                                           2001         2000       2001          2000       September 30, 2001
                                        ----------   ----------  ----------   ----------   -------------------

Revenues                                $  109,010   $   80,256  $    9,543   $   27,849        $  376,417

Costs and Expenses
 Cost of revenues                           42,484       22,555      10,948       10,892           109,605
 General and administrative
  expenses                                 311,095      419,008      50,541      116,138         1,099,982
                                        ----------   ----------  ----------   ----------        ----------
                                           353,579      441,563      61,489      127,030         1,209,587
                                        ----------   ----------  ----------   ----------        ----------
     Net loss from operations             (244,569)    (361,307)    (51,946)     (99,181)         (833,170)

     Interest expense                       24,083        5,436       8,027        1,916            38,171
                                        ----------   ----------  ----------   ----------        ----------
     Net loss                           $ (268,652)  $ (366,743) $  (59,973)  $ (101,097)       $ (871,341)
                                        ==========   ==========  ==========   ==========        ==========

(Loss) per common share
  basic and diluted                     $    (0.01)  $    (0.02) $        -   $    (0.01)
                                        ==========   ==========  ==========   ==========

Weighted average number of
  common shares outstanding-
  basic and diluted                     25,239,826   22,353,534  26,091,474   24,375,015
                                        ==========   ==========  ==========   ==========



























See notes to consolidated financial statements.

                     ADPADS INCORPORATED AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                  Period
                                                                                              August 12, 1998
                                                                                            (Date of Formation)
                                                         Nine Months Ended September 30,         through
                                                              2001            2000          September 30, 2001
                                                           ----------      ----------       -------------------
Cash flows from operating
 activities:
   Net loss                                                 $(268,652)      $(366,473)            $(871,341)
   Adjustments to reconcile net
    loss to net cash flows from operating
    activities:
     Depreciation and amortization                             34,614          52,732               107,404
     Provision for losses on accounts receivable                    -          12,309                23,232
     Issuance of common stock for services                     40,000               -                99,852
    Changes in operating assets and liabilities:
     Accounts receivable                                       (1,393)         25,272               (27,790)
     Inventories                                                4,063            (426)               (4,632)
     Prepaid expenses                                         (19,100)         (1,216)              (19,100)
     Due from officer                                          (1,884)              -                (1,884)
     Accounts payable and accrued expenses                     44,343          94,148               165,093
     Deferred revenue                                           1,820         (13,189)               28,108
                                                            ---------       ---------             ---------
Net cash (used in) operating activities:                     (166,189)       (196,843)             (501,058)
                                                            ---------       ---------             ---------
Cash flows from investing activities:
 Purchase of property and equipment                            (9,991)        (81,420)             (169,277)
 Cost of acquired business                                          -        (150,000)             (150,000)
                                                            ---------       ---------             ---------
Net cash (used in) investing activities                        (9,991)       (231,420)             (319,277)
                                                            ---------       ---------             ---------
Cash flows from financing activities:
 Proceeds from cash overdraft                                  (4,821)         (1,659)                   90
 Contribution from shareholders                                     -           8,594               102,068
 Distributions to shareholders                                      -         (17,552)              (35,522)
 Proceeds from sale of stock                                   50,000         395,000               445,000
 Due to shareholders                                          150,639         (15,790)              288,814
 Payment on long-term debt                                    (10,785)         (8,646)              (25,906)
 Proceeds of long-term debt                                         -          36,736                54,644
                                                            ---------       ---------             ---------
   Net cash provided by financing activities                  185,033         428,263               829,188
                                                            ---------       ---------             ---------
   Net increase (decrease) in cash                              8,853               -                 8,853
   Cash - Beginning of period                                       -               -                     -
                                                            ---------       ---------             ---------
   Cash - End of period                                     $   8,853       $       -             $   8,853
                                                            =========       =========             =========
   Non-cash financing activities:
    Equipment addition by capital lease                     $       -       $       -             $  28,129
                                                            =========       =========             =========
    Issuance of common stock for acquisition                $       -       $  25,000             $  25,000
                                                            =========       =========             =========

   Supplementary information:
     Cash paid during year for:
        Interest                                            $       -       $   5,436
                                                            =========       =========
        Income taxes                                        $       -       $       -
                                                            =========       =========





See notes to consolidated financial statements.

                     ADPADS INCORPORATED AND SUBSIDIARIES
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The consolidated balance sheet as of December 31,2000 has been derived from the audited balance sheet that is included in the Company's Form 10K which was filed on April 16, 2001 and is presented for comparative purposes. All other financial statements are unaudited. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 8K/A.

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

On March 15, 2000, AdPads LLC executed an Asset Purchase Agreement ("Agreement") with Regents Road, Ltd., ("Regents") an unrelated Colorado corporation. Regents is a publicly traded entity with normal assets. Pursuant to the Agreement, Regents issued 16,000,000 shares (approximately 89%) of it post-Agreement outstanding no par value common stock in exchange for the Assets of AdPads, LLC. The members of AdPads, LLC became the controlling stockholders of the Registrant in a transaction viewed as a reverse acquisition. The Agreement was treated as a recapitalization of AdPads, LLC for accounting purposes. The historical financial statements of Regents prior to the merger will no longer be reported, as AdPads,LLC's financial statements are now considered the financial statements of the ongoing entity.

Regents changed its name to AdPads Incorporated on March 20, 2000.

Under the terms of a Reorganization Agreement on March 18, 2000, AdPads Incorporated acquired all of the issued and outstanding common stock of Visual Presentation Systems, Inc., an unrelated Delaware Corporation ("Visual"), which was an inactive company with nominal assets, in exchange for $150,000 in cash and the issuance of 250,000 shares of its common stock.

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

In an effort to obtain profitable operations, the Company will attempt to increase sales by recruiting sales representatives and developing national advertising accounts. Should the Company be unsuccessful in its attempts to raise capital and /or increase sales, the Company may not be able to continue operations.

NOTE 4 - INITIAL FRANCHISE FEES:

Initial Franchise fees are recognized when the Company has performed all significant services, satisfied all conditions of sale and collection is considered probable.

NOTE 5 - SHAREHOLDER'S EQUITY (DEFICIENCY):

During January 2001, the Company issued 500,000 shares of its common stock with a fair market value of $40,000 for marketing services.

During May 2001, the Company sold 1,000,000 shares of its Common Stock for $50,000.

NOTE 6 - SUBSEQUENT EVENT:

On October 25, 2001, the Company signed a Letter of Intent to acquire Blue Flying Fish, Inc., in exchange for Preferred and Common Stock. The transaction is expected to be closed during November 2001, however, the closing is subject to completion of due diligence by both sides and the execution of a definitive agreement.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the company's financial position and operating results during the periods included in the accompanying condensed financial statements.

The discussion and analysis which follows in the Quarterly Report and other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or statements. These uncertainties and other factors include, among other things, business conditions and growth in the food industry and general economics, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000:

Net revenue for the period ended September 30, 2001 was $109,010, an increase of $28,754 or 36% from the sales level realized for the period ended September 30, 2000. As a result of the increase in revenue, the Company's gross profit for the current period increased by $8,555. Its gross profit percentage decreased by approximately 11% when compared to the same period last year.

Selling, general and administrative expense decreased to $311,095 for the current period compared to $419,008 for the comparable period in 2000 due to the Company's efforts to cut expenses by reducing personnel and general administrative costs.

     THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

Net revenue for the three month period ended September 30, 2001 was $9,543 ,a decrease of $18,306, or 66% from the three month period ended September 30, 2000. As a result of the decrease in revenue, gross profit in the current period decreased by $18,362. Gross profit percentage decreased substantially when compared to the same period in the prior year.

Selling, general and administrative expense decreased to $50,541 for the current period compared with $116,138 for the comparable period in 2000 due to the Company's efforts to cut expenses by reducing personnel and general administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased to $157,586 at September 30,2001 from a deficit of $144,562 at December 31, 2000 due to the loss from operations, offset by proceeds of loans totaling $150,639 Shareholders and $50,000 from the sale of common stock.

Accounts payable and accrued expenses increased by $44,343 to $154,583 at September 30, 2001 as a result of the Company's increased selling, general and administrative costs and shortage of cash.

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


ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES.

There have been no material modifications to or changes in any class of the Company's securities required to be disclosed pursuant to this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the nine months ended September 30, 2001.

ITEM 5.  OTHER INFORMATION.

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

On October 25, 2001, the Company signed a Letter of Intent to acquire Blue Flying Fish, Inc., in exchange for Preferred and Common Stock. The transaction is expected to be closed during November 2001, however, the closing is subject to completion of due diligence by both sides and the execution of a definitive agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit.  None.

     (b)  Reports on Form 8-K filed during the period covered by this report:
None.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AdPads Incorporated


                                        By: /s/ David I. Brownstein
                                            David I. Brownstein
                                            Principal Financial and
                                            Chief Accounting Officer


Dated:  November 19, 2001