Form 10KSB
period 2001-12-31
ADPADS INC
filed 2002-05-02
CIK 1100362

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended:  December 31, 2001

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission File No.  0-28373

                             ADPADS INCORPORATED
            ------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Colorado                                     84-1306598
-------------------------------                   ------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

                108 Fortunato Place, Neptune, New Jersey  07753
         ------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (732) 918-8004

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2002, 49,291,474 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $694,000.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $516,457.

Documents incorporated by reference:  None.




                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

HISTORY AND ORGANIZATION

     In 2000, AdPads Incorporated (OTCBB: "APAD") was engaged in the business of providing its customers with specialized marketing services. The business was centered on the AdPads Marketing System. This system consists of custom designed display boards (Ad Pads) that are installed in high traffic locations throughout the community. A monetary fee or an equivalent amount of marketing service is provided to the location hosting the board in exchange for an exclusive right to promote advertisers' products. Supermarkets, family restaurants, movie theaters and shopping centers are typical venues. As of December 31, 2000, AdPads had display boards in over 100 locations in Central New Jersey, and had started small test areas in Kansas City, MO and Alexandria, VA.

     Throughout 2001, AdPads' business was declining and on December 6, 2001, AdPads completed the acquisition of 100% of the outstanding common stock of Blue Flying Fish, Inc., a Delaware corporation ("BFFI"), in exchange for shares of the Company's Common Stock and Series A Convertible Preferred Stock. Upon completion of this transaction, AdPads' former officers and directors resigned and new management from BFFI was elected.

     BFFI was created in the fall of 2001 when Native American Mortgage Corporation d/b/a First America Mortgage Group, Buhl Industries, Inc., and Private Transportation Exchange, Inc., d/b/a BFF Services, Inc., were acquired simultaneously by Blue Flying Fish, Inc.

GENERAL DESCRIPTION OF BUSINESS

     As of December 6, 2001, upon its merger with Blue Flying Fish, Inc., AdPads has become a diversified holding company currently comprised of four operating subsidiaries: Buhl Industries ("Buhl"); First America Mortgage Group ("FAMG"); BFF Services ("BFF Services") and newly formed Blue Flying Fish Merchandising Group, ("BFF Merchandising Group"). Our business strategy is to selectively add additional business lines to our operations via organic growth and acquisitions. We also seek to identify potential acquisitions that evidence clear turnaround potential which will benefit from the experience of our growing management team.

     BUHL INDUSTRIES

     Buhl Industries, Inc., established 1953, is a manufacturer of projection and lighting technology and electrical sockets. Buhl Industries operates a Visual Communications Products division and two wholly owned subsidiaries:
Buhl Electric, Inc., principally a sockets manufacturer, and Buhl Lighting, Inc., a manufacturer of patented high intensity, energy-efficient lighting fixtures for the studio, video-conferencing and digital photography markets. Buhl's manufacturing facility is located in Fairlawn, New Jersey. The Company has entered into an agreement with its European distributor to manufacture certain overhead projectors. The European distributor has entered into an agreement with an Eastern European company to manufacture the units.

     Buhl Industries Inc. holds several design awards and owns design patents currently used in projection and lighting technology.

     BUHL LIGHTING INC.

     Buhl Lighting ("Buhlite") is a wholly owned subsidiary of Buhl Industries. Buhlite manufactures low energy studio lighting fixtures for fixed locations such as studios and low energy location lighting kits for on location lighting applications. The Buhlite low energy studio product line was patented in May 1999. In 2000, the Company expanded its offering of fixed lighting solutions with the introduction of low energy portable kits, thus providing a complete solution of in-studio and on-location lighting to broadcasters. The Buhlite Fresnel, Softlights and Ellipsoids use lamp technology available in 35, 70 and 150-watts. Buhlite products address the needs of broadcasters for high intensity discharge lights (HID). Buhlite lighting fixtures are available in 3000 and 4200 Kelvin color temperatures with constant color throughout and approximate 12,000 hour lamp life. Maximum fixture wattage is 150 watts providing cool, dramatic set lighting while using an estimated 90% less energy than tungsten fixtures and lamps, and 50% less energy than fluorescent fixtures and lamps, as detailed in an independent, third-party testing analysis completed by Luminaire Testing Laboratory Inc., June 2001.

     Buhlite sales are accomplished through a combination of direct and reseller selling channels. 2001 installations include Washington DC Public Access (DCTV), University of Maryland, Dartmouth Public Access, QVC, North Berkshire Community Access, Manchester Community TV, KLUV Music Studios and Whitewater TV.

     THE BUHLITE PRODUCTS

     Buhl manufactures 16 fixture models broadly divided into the following sub-categories: Fresnel, Softlight, Ellipsoidal and Softcube. The fixtures are available in 70 and 150 watt models.

     Buhlite portable kits transport the benefits of the Buhl studio lighting solution to on-location broadcast applications. The kits come in 2-light soft carryall and a 3-light hard suitcase. The soft carryall includes 2 Softcube lights, plus accessories weighing under 25 pounds. The hardcases include 3 fixtures and tripods, usually a combination of Softcubes and Fresnels.

     COMPETITION

     Buhl is competing in a highly competitive segment of the lighting market high intensity discharge (HID) lights. Traditional Tungsten lighting has historically constituted the majority, especially lower priced fixture sales of the HID segment. Other segment technologies such as fluorescent lighting have established market niches and are increasing the competitiveness of the HID segment. Competitors include Altman Lighting Inc., Desisti Lighting, Strand Lighting and others.

     BUHL ELECTRIC INC.

     Buhl Electric Inc.("BE"), manufactures two types of lamp holders typically known as "sockets". This division was acquired from General Electric in 1984, and at the time manufactured only one product, a line of sockets for a Tungsten Halogen lamp. Buhl has expanded this division by developing a line of Pulse-Rated Metal Halide Lamp Holders as well as additional sockets.

     THE BE PRODUCTS

     In total, BE manufactures nine categories of Tungsten lamp sockets and six models of metal halide lamp holders, each used to support Original Equipment Manufacturers (OEM's) and their product manufacturing specifications. Metal halide lamp holders require high voltage discharge to ignite the lamps and are also commonly referred to as "pulse rated metal halide lamp holders".

     BE sales are accomplished through actively specifying and supplying Original Equipment Manufacturers (OEM's) with halogen and metal halide sockets. Buhl is a supplier to numerous OEM's in the US and abroad.

     BE COMPETITION

     There are numerous manufacturers who compete in the sockets market. Some are generalists; some specialize in specific applications. Oversees manufacturers compete on price, but have longer delivery dates. Some are mass producers and other focus on specialty products. The large manufacturers in this space are Leviton, Bender & Werth, Sylvania, and Smith Victor.

     BUHL VISUAL COMMUNICATIONS DIVISION

     Buhl Industries manufactures and distributes two basic overhead projectors and one opaque projector specifically sold to the education market. Buhl is one of several suppliers of overhead and opaque projectors to the education and religious markets. In early 2001, the overhead manufacturing operation was moved to an ISO-9001 certified facility in Slovenia. Buhl continues to manufacture the opaque projector line in-house.

     PROJECTION PRODUCTS

     Buhl offers two basic overhead models: 90 Series OHP, which is a low cost, educational model and 120 Series OHP, which is a mid-price, contemporary folded design model. In addition, Buhl manufactures domestically its Mark IV Opaque model, which projects printed materials.

     THE MARKET FOR OVERHEAD AND OPAQUE PROJECTORS

     While corporate sales have declined dramatically due to popularity of computers and data projectors, overhead projectors continue to be a cost effective tool available to the educational, religious and government sectors.

     Sales to the US educational market are primarily accomplished via resellers and distributors.

     COMPETITION

     In the US, there are currently at least eight overhead projector manufacturers: 3M, Apollo, Dukane, Elmo, Eiki, Dalite, Nuemade and Buhl.

     FIRST AMERICAN MORTGAGE GROUP

     First America Mortgage Group ("FAMG"), operates four (4) residential mortgage brokerage offices in the states of Florida, Indiana and North Carolina. The Company originates residential mortgage loans directly through its own marketing efforts. The Company may also close residential mortgage loans for other licensed mortgage brokers. The Company transacts business as a broker, and as such, all mortgage loans are funded by the institutional investor who assumes the loan. The Company originates conforming mortgage loans (FNMA and FHLMC) and non-conforming (sub prime) mortgage loans to the guidelines of the institutional investor at each of its branch offices. During the year ended December 31, 2001, approximately sixty-five percent (65%) of the mortgage loans originated by the Company were conforming loans, twenty percent (20%) were sub-prime and fifteen percent (15%) were equity loans. Approximately eighty percent of the loans originated directly and indirectly during the year ended December 31, 2001 were first mortgage loans and the balance were second mortgage loans. All second mortgage loans are non-conforming loans. The Company currently has mortgage brokerage licenses in ten states.

     FAMG FUNDING

     The Company does not maintain its own warehouse line of credit. All loans originated by the Company are funded by the institutional investors who approve and assume the loans.

     MARKETING

     The Company makes first and second home mortgage loans, primarily to owners of single-family residences who may use the loan proceeds for such purposes as debt consolidation, home improvements or educational expenditures. The Company primarily markets its refinance mortgage loan products directly to homeowners through its telemarketing call center in North Carolina. Secondary methods of marketing include direct mail and media advertising. The Company markets its purchase money mortgage loan products directly to real estate professionals in the geographic areas where the Company maintains a branch office.

     UNDERWRITING

     The Company has implemented a comprehensive credit analysis system at the branch level for its loan originations, which is designed to ensure that credit standards are maintained and consistent underwriting standards and procedures are followed. The Company compiles information from borrowers as required by the underwriting criteria of its institutional lenders.

     MORTGAGE LOAN SALES

     Typically, all mortgage loans originated by the Company are closed and funded by the institutional investor who approves the loan. As such, the Company generates cash on an individual loan basis. All loans originated by the Company are funded by the institutional investor on a non-recourse basis to the Company.

     SERVICING

     The Company has not been a loan servicing company and does not retain the servicing rights for its mortgage loans.

     SEASONALITY

     The mortgage banking industry is subject to seasonal trends. These trends reflect the general pattern of re-sales of homes, which sales typically peak during the spring and summer seasons and reach a low point from January through March. The volume of refinancing often varies with changes in interest rates, increasing when rates drop and decreasing when they rise.

     COMPETITION

     The mortgage banking industry is highly competitive. Competition can be based on the type of loan, interest rates, and services. The Company competes with numerous financial institutions, including mortgage brokerage companies, commercial banks and savings and loan associations, credit unions and insurance companies, credit card issuers and consumer and commercial finance companies, depending upon the type of mortgage loan product offered. While the Company faces significant competition in connection with its mortgage loan products, it believes that it competes effectively in its markets by emphasizing the quality of its service and pricing the loans at competitive rates.

REGULATION

     The Company's operations are subject to local, state and federal regulation, including, but not limited to, the following federal statutes and regulations promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970 ("FCRA"), the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act ("RESPA") and the National Housing Act. In addition, the Company is subject to state laws and regulations, including licensing laws and regulations and usury laws, which limit the amount of interest and other charges lenders, can collect on loans. The Company is subject to the rules and regulations of the Federal Housing Administration ("FHA"), the Department of Veteran Affairs (the "VA") and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing mortgage loans which it originates under programs governed by the respective agencies. The Company is subject to other laws and regulations, which establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to the VA loans, fix maximum interest rates. Moreover, brokers such as the Company are required to submit annually to each state regulatory entity a statement of its financial position.

     BFF SERVICES INC.

     BFF Services ("BFFS"), established in late fall 2001, is focused upon gathering requirements, designing, evaluating and contracting managed service relationships for client projects and Company operating units. The functional business areas that these contract services address include:

     *  Infrastructure & Communication
     *  Content Management Systems
     *  Customer Relationship Management
     *  Back-Office Management
     *  eCommerce -- Alliance Systems & Supply Chain Marketplaces
     *  Security & Data-warehousing

     BFFS outsources business and Internet based Information Technology (IT) services through established providers that have an existing customer base and have adopted, open standard IT platforms such XML, ebXML, JAVA and inter-operative Web Services.

     These services will enable BFFS to facilitate cross-enterprise, partner and customer communication and collaboration.

     BFFS intends to adhere to open standard systems and infrastructure that will allow its own management to establish IT systems in a timely and cost effective fashion. By aggregating hardware and software systems from Application Service Providers (ASP's) via this "renting model", as opposed to purchasing individual hardware and software systems, we intend to scale up and down without the requisite investment in hardware and software systems and infrastructure.

     Industry professionals within BFFS assist operating units and client companies to develop business & technology strategy, system development and deployment primarily within the following two service areas:

     * E-Business Strategy & Management Resources - projects include short-term, high-value executive consulting and stand-in senior management resources. Resources include experienced CTOs and project managers.

     *  Application Development & Managed Application Service Providing
        (MASP) - BFF Services creates and manages infrastructure and outsourced platform relationships for service clients and subsidiary companies.

     BFFS currently targets small to medium sized companies and divisions of Fortune 1000 companies that are trying to solve Web, content management or relationship management challenges.

     BLUE FLYING FISH MERCHANDISING GROUP

     In February 2002, AdPads established a point of purchase marketing division, Blue Flying Fish Merchandising Group, for the purpose of finding and acquiring management and companies with a successful track record in the Specialty Media industry, specifically Point-of-Purchase Display and In-store Marketing.

RISK FACTORS

     Investors in our shares should carefully evaluate all information in this Report and, in particular, the following risk factors:

     WE HAVE A NEED FOR CONTINUED FINANCING. We have a present and future need for additional financing. The financing environment climate cannot be predicted with certainty. Required funds may not be available, and if available, may result in dilution to current shareholders. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the then-existing shareholders of our company will be reduced, and such securities may have rights, preferences or privileges senior to those of the then-existing holders of our company's common stock. There can be no assurance that additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our future needs. Such inability could have a material adverse effect on our business, results of operations and financial condition.

     THE REPORT OF OUR AUDITORS FOR THE YEAR ENDED DECEMBER 31, 2001 INCLUDED A GOING CONCERN QUALIFICATION. The report of Amper, Politziner & Mattia P.A. relating to the audit of our financial statements for the year ended December 31, 2001, was prepared on a going concern basis. The report notes that we incurred a net loss of approximately $538,000 during the year ended December 31, 2001, and as of that date our current liabilities exceeded current assets by approximately $2,121,000.

     OUR EXISTING MANAGEMENT AND PRINCIPAL SHAREHOLDERS COULD HAVE SIGNIFICANT INFLUENCE AND CONTROL OVER THE COMPANY. The current executive officers, directors and principal shareholders of our company own beneficially approximately 31.98% percent of the outstanding Common Stock. Accordingly, it should be anticipated that the current executive officers, directors and principal shareholders will have the ability to significantly influence the outcome of elections of the directors and other matters presented to a vote of shareholders.

     WE MAY BE UNABLE TO COMPLETE AND FINANCE ACQUISITIONS. We have completed several acquisitions during the past year and may seek additional acquisition opportunities. Some of these acquisitions are not yet fully integrated. There can be no assurance that we will be able successfully to identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon our operating results. This is particularly true in the fiscal quarters immediately following the completion of such acquisitions while the operations of the acquired business are being integrated into our operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected. In addition, it is possible that, in connection with acquisitions, our capital expenditures could be higher than we anticipated and that expected benefits of such capital expenditures may not be realized.

     OUR CORPORATE CHARTER AUTHORIZES THE ISSUANCE OF ADDITIONAL PREFERRED STOCK FROM TIME TO TIME. Our charter documents authorize the issuance of 5,000,000 shares of preferred stock. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as our Board of Directors may determine. The potential exists, therefore, that preferred stock might be issued which would grant dividend preferences and liquidation preferences to preferred shareholders over current holders of our common and preferred stock. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of

Directors has the authority to issue these shares without shareholder approval. The issuance of preferred stock may have the effect of delaying or preventing a change in control of our company without any further action by the shareholders.

     OUR CORPORATE CHARTER PROVIDES FOR THE INDEMNIFICATION OF OFFICERS AND DIRECTORS AGAINST CLAIMS MADE AGAINST THEM. Our Articles of Incorporation provide for us to indemnify each director and officer against liabilities imposed upon him (including reasonable amounts paid in settlement) and expenses incurred by him in connection with any claim made against him or any action, suit or proceeding to which he may be a party by reason of his being or having been a director or officer of our company and provide that our company will, in general, indemnify such persons to the maximum extent permitted by the bylaws and the laws of the State of Colorado against any expenses (including attorneys' fees), judgments, fines and amounts paid in settlement incurred in connection with any actual or threatened action or proceeding to which such director or officer is made or threatened to be made a party by reason of the fact that such person is or was a director or officer of our company. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage other shareholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit us and our shareholders

     EVALUATING OUR PROSPECTS FOR SUCCESS IS MORE DIFFICULT BECAUSE OF OUR LACK OF ANY OPERATING HISTORY. Our limited operating history in several subsidiaries makes it difficult to evaluate our business and prospects. As a diverse company with products and divisions in an early stage of development, we face significant risks, uncertainties, expenses and difficulties. In order to succeed, we must successfully execute our business and marketing strategies; continually develop new products; refine and improve current products; compete for market share; ensure a quality manufacturing process; and attract, integrate, retain and motivate qualified personnel. Our business operations and revenues will suffer if it we unable to accomplish these, and many other things not listed here.

     PUBLIC MARKET FOR THE OUR COMMON STOCK. Although there is a limited market for our Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in us in the future. As a result, owners of our securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the OTC Bulletin Board.

     DIFFICULTY IN TRADING "PENNY-STOCKS." Our securities may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers (as defined in the rule) and accredited investors (generally, institutions and, for individuals, an investor with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with such investor's spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the purchase. Consequently, many brokers may be unwilling to engage in transactions in our securities because of the added disclosure requirements, thereby making it more difficult for shareholders to resell Common Stock in the secondary market.

     WE MAY LOSE SALES DUE TO THE PIRACY OF OUR INTELLECTUAL PROPERTY RIGHTS. Although the Company has a patent on its lighting design, it is possible that counterfeit goods could be manufactured and sold, resulting in a reduction of sales that would otherwise have been made by us.

     OUR BUSINESS EXPOSES US TO GENERAL PRODUCT LIABILITY RISKS SOME OR ALL OF WHICH WE MAY NOT BE ABLE TO INSURE AGAINST. Our business exposes us to potential product liability risks that are inherent in the manufacturing, marketing and sale of consumer products generally. While we will take precautions we deem appropriate, there can be no assurance that we will be able to avoid significant product liability exposure. There can be no assurance that we will be able to obtain coverage on acceptable terms or that any insurance policy will provide adequate protection against potential claims. A successful claim brought against us in excess of any insurance coverage could have a material adverse effect upon our business.

     DEPENDENCE UPON BUHL EUROPE RISK AND RELATED PARTY DISCLOSURE. We rely upon our relationship with Buhl Europe, an unrelated entity, of which, however, an officer and director of one of the Company's subsidiaries, owns 10%, to manage international manufacturing done by third parties for Buhl Industries, Inc. Loss of, or a material change in, our current relationship with Buhl Europe could have an adverse effect on our business.

     WE FACE INTENSE COMPETITION IN OUR LIGHTING BUSINESS AND MANY OF OUR COMPETITORS ARE BETTER POSITIONED THAN WE ARE. There are numerous firms competing to various degrees in our businesses. Many of these companies are much larger and much better capitalized than we are. Many have a strong presence in the marketplace and have substantial market share. Although we are trying to exploit unique, niche marketing opportunities, there can be no guarantees that a significant amount of customers will transact business with us. Many firms are exploring the development of various energy efficient products to attract and keep customers. Some of these competitors could chose to compete directly with us which could substantially impact our performance.

     WE HAVE LIMITED MANUFACTURING CAPABILITY AND WILL DEPEND UPON OTHERS FOR MANUFACTURING SOME OF THE GOODS WE INTEND TO SELL. We do not possess, nor do we presently intend to possess, manufacturing capabilities for production of certain products we sell. We intend to continue to rely solely upon others to manufacture these goods. There can be no assurance that we can substitute or replicate existing manufacturing relationships.

     WE CANNOT PREDICT WHAT THE MARKET ACCEPTANCE WILL BE FOR OUR PRODUCTS. To date, we have generated limited revenues from sales of our Buhlite products. We have not yet commenced significant marketing activities relating to product commercialization and have limited marketing experience and limited financial, personnel, and other resources to independently undertake extensive marketing activities. As is typical, demand and market acceptance for newly introduced, innovative products is subject to a high level of uncertainty. Achieving market acceptance for our products will require substantial marketing efforts and expenditure of significant funds to inform customers of the distinctive characteristics and benefits of using our products. There can be no assurance that our efforts will result in successful product commercialization or initial or continued market acceptance for our products.

     A SIGNIFICANT OR PROLONGED ECONOMIC DOWNTURN COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. In addition, our business tends to lag behind economic cycles in an industry. A decline in the level of business activity of our clients could have a material adverse effect on our revenues and profit margin.

     MARKET PRICING RISK AND FIXED COST CONTRACT NEGOTIATION RISK. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis and we estimate that the majority of our contracts can be terminated by our clients with short notice and without significant penalty. Unexpected costs or delays, early termination and changes in the cost of labor could make our engagement contracts unprofitable. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner. Furthermore, in limited circumstances we extend financing to our clients and may fail to collect amounts so extended.

     Our profitability will suffer if we are not able to maintain our prices and utilization rates and control our costs. Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our professionals, we will not be able to sustain our profit margin and our profitability will suffer.

     INABILITY OF OUR MORTGAGE LENDING SUBSIDIARY TO GROW COULD ADVERSELY AFFECT THE SUBSIDIARY'S OPERATING RESULTS. The Mortgage subsidiary's total revenues and net income have grown significantly since inception in June 2001, primarily due to increased mortgage loan origination and sales activities. The Mortgage subsidiary intends to continue to pursue a growth strategy for the foreseeable future. The Mortgage subsidiary believes that its future operating results will depend largely upon its ability to expand its mortgage origination and sales activities, and, in particular, increased penetration in existing markets. There can be no assurance that the Mortgage subsidiary will be able to successfully expand and operate its operations and programs profitably. It also is expected that such expansion plans will result in a substantial increase in operating expenses in the short-run. Furthermore, since management expects that there will be a time lag between the expenditure of such monies and the receipt of any revenues from such expansion efforts, the Mortgage subsidiary's results of operations may be adversely affected in the short-run. There can be no assurance that the Mortgage subsidiary will anticipate and respond effectively to all of the changing demands that its expanding operations will have on the Mortgage subsidiary's management, information and operating systems, and the failure to adapt its systems could have a material adverse effect on the Mortgage subsidiary's results of operations and financial condition.

     RISK OF COMPETITION FROM GOVERNMENT-SPONSORED ENTITIES. In the future, the Mortgage subsidiary may also face competition from, among others, government-sponsored entities which may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by the FNMA, FHLMC, or GNMA to include non-conforming mortgages, particularly those in the "Alt A" category, which constitute a significant portion of the Mortgage subsidiary's loan production. For example, FHLMC announced it has entered, on a limited basis, the non-conforming mortgage market (not including subprime loans). Entries of such government-sponsored entities into the non- conforming market may have an adverse effect on loan yields on mortgage loans originated by the Mortgage subsidiary.

     GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT MORTGAGE SUBSIDIARY OPERATIONS. The Mortgage subsidiary's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by the Mortgage subsidiary, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. To the extent that the loan-to-value ratios of prospective borrowers' home equity collateral do not meet the Mortgage subsidiary's underwriting criteria, the volume of loans originated by the Mortgage subsidiary could decline. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of the Mortgage subsidiary's focus on borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification or credit history or a desire to receive funding on an expedited basis, the actual rates of delinquencies, foreclosures and losses on such loans could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. Any sustained period of such increased delinquencies, foreclosures or losses could adversely affect the pricing of the Mortgage subsidiary's loan sales whether through whole loan sales or future securitizations. A decline in loan origination volumes could have a material adverse effect on the Mortgage subsidiary's operations and financial condition.

EMPLOYEES

     As of December 31st 2001, we had approximately 101 employees. We had 54_ employees in Buhl Industries, 43 employees in FAMG and 4 employees in AdPads headquarter offices. Our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. In addition, we supplement consultants on certain engagements with independent contractors. We believe that the practice of retaining independent contractors on a per engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

ITEM 2. DESCRIPTION OF PROPERTIES

OFFICES

     AdPads Corporation is headquartered in Neptune, New Jersey. The Company leases approximately 2,000 square feet of office space. The lease expires July 31st, 2004. Through July 2002, the monthly rent is $1,700. The lease contains an escalation increase of 5% for each of subsequent years.

     Buhl Industries, Inc. leases approximately 19,473 square feet of manufacturing, warehousing and office space in Fair Lawn, New Jersey. The lease expires January 31, 2006. In 2001, the monthly rent was $7,300 plus a proportionate share of real estate taxes. The lease includes a renewal option for additional 5 years upon expiration.

     First American Mortgage Group, Inc. ("FAMG") leases approximately 3,000 square feet of office space in Evansville, Indiana. The lease expires on April 30, 2002. In 2001, monthly rent as $2,500. The lease can be renewed three times in one-year increments with escalations pegged to the consumer price index.

     FAMG leases two office suites in Hendersonville, Indiana of approximately 3,400 square feet. The lease expires June 30, 2002. The current monthly rent is $2,500. The lease can be renewed for an additional year with monthly rent of $2,650.

     FAMG leases 1,000 square feet of office space for its regional mortgage sales office in Jensen Beach, Florida. The term expires May 31, 2002. The monthly rent is $1,330. The lease includes an evergreen option to renew for an additional 1-year term with 5% increase, or consumer price index increase, whichever is greater. The lease includes an option to lease additional space in Clearwater, Florida which served as temporary sales office from November 2001 through April 30th, 2002.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been quoted on the OTC Bulletin Board since March 21, 2000 under the symbol "APAD." Prior to that the Company was a non-reporting publicly traded company with a diminimus market for its Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the seven quarters indicated through the fourth quarter of 2001:

         CALENDAR YEAR             HIGH BID           LOW BID

         2000:
          First quarter            NA                 NA
          Second quarter           $1.1875            $0.25
          Third quarter            $0.6875            $0.25
          Fourth quarter           $0.4375            $0.09

         2001:
          First quarter            $0.27              $0.08
          Second quarter           $0.19              $0.03
          Third quarter            $0.06              $0.03
          Fourth quarter           $0.05              $0.01

     The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

     As of April 13, 2002, there were approximately 102 holders of record of the Common Stock.

DIVIDENDS

     The Company has never declared or paid a cash dividend on its common stock. The Company currently intends to retain all earnings to finance growth of the Company's business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. There are no restrictions on dividend payments other than restrictions imposed by applicable laws.

SALES OF UNREGISTERED SECURITIES

     The following unregistered securities have been issued by the Company during the last three fiscal years:

     On December 6, 2001, the Company issued a total of 18,800,000 shares of its common stock and 4,783,333 shares of its Series A Convertible Preferred Stock to the shareholders of Blue Flying Fish, Inc., a Delaware corporation ("BFFI"), in connection with the acquisition of 100% of the outstanding shares of BFFI. These shares were issued in reliance on the exemption provided by
Section 4(2). Each BFFI shareholder was provided with information on the Company, and each BFFI shareholder signed a Letter of Acceptance in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

     In connection with the foregoing transaction, the Company issued 10,000 shares of its Series A Convertible Preferred Stock to one person as a finders fee for the transaction. These shares were issued in reliance on the exemption provided by Section 4(2). The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

     In compliance with the conditions to closing the transaction with BFFI, the Company issued a total of 4,400,000 shares of its common stock to three persons who agreed to convert $220,000 of outstanding debt into common stock. These shares were issued in reliance on the exemption provided by Section 4(2). The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

     On December 31, 2001, the Company acquired 3,000,000 shares of Agence 21, Inc., a Delaware company, for 125,000 shares of the Company's Series B Preferred Stock. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with the issuance. All shares were issued to Agence 21, Inc. and Agence 21, Inc. received complete information concerning the Company, and the certificate for the shares contains a restrictive legend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial, and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by AdPad pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors and the risk factors set forth in this Form 10-KSB.

     OVERVIEW

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's results may be affected by various trends and factors, which are beyond the Company's control. These include factors discussed elsewhere herein.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions or conditions may differ from these estimates.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include slow down in customer demand, customers delaying the issuance of sales orders to the Company, miscalculating customer requirements, technology changes which render the raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The Company seeks sales and profit growth by expanding its existing customer base, developing new products and by pursuing strategic acquisitions that meet the Company's criteria relating to the market for the products; the Company's ability to efficiently manufacture the product; synergies that are created by the acquisition; and a purchase price that represents fair value. If the Company's evaluation of a target company misjudges its technology, estimated future sales and profitability levels, or inability to keep pace with the latest technology, these factors could impair the value of the investment, which could materially adversely affect the Company's profitability.

     The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.

     RESULTS OF OPERATIONS

     On December 6, 2001, the Company completed the acquisition of BFFI. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of BFFI have been included in the Company's consolidated financial statements since the date of acquisition. In the future the operations of the Company will primarily be that of BFFI. References to operations from 1999 to 2000 are therefore considered immaterial to the present Company operations.

     REVENUES

     Net revenues for the year ended December 31, 2001 increased to $516,457 from $126,605 for the year ended December 31, 2000. The Company attributes the 307.9% increase primarily to the inclusion of revenues from the Company's subsidiaries in connection with the acquisition of BFFI on December 6, 2001.

     COST OF SALES

     Cost of sales for the year ended December 31, 2001 increased to $454,340 from $24,792 for the year ended December 31, 2000. The Company attributes the increase primarily to the inclusion of cost of goods sold from the Company's subsidiaries in connection with the acquisition of BFFI on December 6, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the year ended December 31, 2001 decreased to $573,785 from $594,071 for the year ended December 31, 2000. The Company attributes the decrease primarily to the efforts to cut expenses by reducing personnel and general administrative costs offset, in part, to the inclusion of selling, general and administrative expenses of its newly acquired subsidiary.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for funds has increased from period to period, as it has incurred expenses for among other things, research and development; marketing activities; operations; and, attempts to raise the necessary capital to expand the Company's capacity. The Company has funded these needs through private placements of its equity and advances from its shareholders. The Company has a line of credit with a financing company, but as of December 31, 2001 the Company was not in compliance with the debt covenants. In addition the Company's auditors' report for the year ended December 31, 2001 dated April 2002, expressed an opinion as to the Company continuing as a going concern. Management believes that cash flows from future operations combined with its ability to raise additional equity capital ($500,000 was raised during the first three months of 2002) will be sufficient to fund its operations for the near term. Such statements constitutes a Forward-Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital and net losses that could result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may preclude the Company from raising debt or equity financing.

     At December 31, 2001, the Company was obligated under non-cancelable operating leases as follows:

                      Year Ended
                     December 31,
                     ------------
                         2002             $140,000
                         2003              109,000
                         2004              101,000
                         2005               88,000
                         2006                7,000
                                          --------
                                          $445,000
                                          ========

     The Company's success is dependent on raising sufficient capital to support the growth of its newly acquired subsidiary and operating the subsidiary profitably by reducing costs and improving market acceptance of its products and services.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-21 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT AND DIRECTORS

     The following table sets forth the names and positions of the officers and directors.

              Name               Age        Position
              ----               ---        --------

     Albert H. Pleus             40       Vice Chairman

     Mark E. Spargo              40       C.E.O., Director

     William C. Callari          40       C.O.O., Director

     Erica Ventley               39       C.F.O., Director

     Gerald Goodman              54       Director

     ALBERT H. PLEUS joined the Company as Vice Chairman in March 2002. Mr. Pleus is also Chairman and founder of Agence 21, Inc., a company which provides digital image distribution for high-end photographers in the $4 billion stock photography market. Having started his career at Morgan Stanley where he designed derivative securities models, Mr. Pleus, over the last 10 years, has focused on investment banking as well as principal investment roles. From 1996 to 1999, Mr. Pleus was a Managing Director at Convergence Capital, Inc., a New York and Seoul, Korea based boutique focused on cross border mergers, acquisitions and financings with several large multi-nationals as clients and over $100mm in closed transactions. From 1999 to present, Mr. Pleus has been President of Whitney Holdings Group, a Hawaii and New York based company which provides financial, strategic consulting and advisory services to developing businesses. At Whitney, Mr. Pleus led the formation of various companies, the structuring of joint ventures and the raising of approximately $20mm in seed and early stage capital over the past three years for clients. Mr. Pleus received his BS and MS degrees from MIT and holds an MBA from Stanford University.

     MARK SPARGO has served as Chief Executive Officer and a Director of the Company since December 6, 2001. He co-founded Blue Flying Fish, Inc. in May 2001. During 2000 and 2001, Mr. Spargo was an executive with Intel Online Services as the East Coast manager of ASP Alliances, and he held a dual role for Intel Internet Media Services as Manager of Market Development for the US and Europe and North American Sales Manager. Responsibilities included leading his teams in creating and managing strategic sales and marketing initiatives within IMS in the US and abroad. From 1997 through 2000, he was Senior Vice President, e-Commerce for iXL, Inc., overseeing the growth of the groups professional services and development teams, including iXL's five European offices from iXL's headquarters in Atlanta, Georgia. Mr. Spargo had been responsible for leading e-business strategy and business development for the iXL e-Commerce Practice Group across the iXL enterprise, including division strategy, expansion and P&L responsibility. Mark had a direct role is such iXL client successes as: Carlson Wagonlit Travel, Delta Airlines, CFN,

Shop-at-Home, Dupont, GE, Sotheby's, Chase Merchant Services, HMV, WebMD, eMD,
Tommy Hilfiger and others.   Prior to joining iXL, Mr. Spargo focused on web
strategy and application development at Virtual Resources and Cadmus Interactive where he was responsible for systems integration and key strategic technology partner relationships with Open Market, IBM, Oracle, BroadVision, Microsoft and others. Mr. Spargo is vendor certified in IBM's Net.Commerce and SUN's Server products and holds a marketing degree from Washington State University.

     WILLIAM CALLARI has served as the Chief Operating Officer and a Director of the Company since December 6, 2001. He co-founded Blue Flying Fish, Inc. in May 2001. Prior to that, he was the President and Chairman of
International Licensing & Merchandising, Inc.   From October 1995 to December
2000, he was a Director of Odyssey Marine Exploration, Inc. (OTCBB: OMEX). From October 1995 until February 1998 he also served Odyssey as a corporate officer. Mr. Callari is a member of the Turnaround Management Association ("TMA") and for the past ten years, he has been the President of North Star Resources, Inc., a private firm that provides business consulting in the areas of turn-around management, corporate governance and strategy, and capitalization services. He has also been President of Realty Development & Management, Inc., a New Jersey real estate development and construction company. From 1986 to 1992, Mr. Callari was principally involved in providing property management services and consulting and advisory services in connection with commercial and residential real estate development, construction and marketing for several real estate limited partnerships. Callari was a member of Young Entrepreneurs Organization ("YEO") from 1990-1997. He received his Bachelor of Science degree in Business Administration (Marketing) from Seton Hall University in 1983. He also studied at New York University in its Executive MBA program during the fall of 1992.

     ERICA VENTLEY has served as Executive Vice President, Strategy, CFO and a Director of the Company since December 6, 2001. She joined Blue Flying Fish, Inc. in September 2001. She served on the board of directors of Protosource Corp. (NASDAQ: PSCO) from April to December, 2001. She was most recently the Vice President in charge of business development, strategy and acquisitions at eYada Media Group, an early stage company funded by JPMorgan Capital, CSFB, AOLTimeWarner, et al. eYada business is comprised of streaming Internet talk radio content, new content development, syndication of radio shows on terrestrial stations, and advertising rep business. Prior to that, she was the Vice President of Business Development at Booksonline.com, an e-commerce group of Bookspan, an AOL Time Warner/Bertelsmann joint venture. Prior to her corporate positions, for over 10 years, Ms. Ventley was an investment banker - a Managing Director at Veronis, Suhler & Associates, Inc. and Convergence Capital, Inc. As investment banker, Ms. Ventley had participated in over 40 transactions, ranging in value from $650 million to nominal seed investments, covering media, communications, entertainment and technology industries. She has received an AB in Government from Harvard College.

     GERALD GOODMAN has served as a Director of the Company since December 6, 2001. He has served as a director of Blue Flying Fish, Inc. since June 2001. He also served on the board of directors of Odyssey Marine Exploration, Inc. (OTCBB: OMEX), a position he has held from September 1996 to December, 2000. He is a name-partner in the certified public accounting firm of Weiner & Goodman, P.C., Eatontown, with offices located in New Jersey and New York.
The firm provides audit, tax and management advisory services to a broad base of clients including the Company as well as many US and international clients based in Hong Kong, the UK, France, Germany as well as the CIS. Mr. Goodman has been with the firm for twenty-three years and is the designated partner-in-charge of the SEC Practice Section of his firm. Mr. Goodman holds a Bachelor of Science degree in Accounting from Pennsylvania State University, and was admitted as a member of the American Institute of Certified Public Accountants in 1983.

     There are no familial relationships between any of the officers, directors, or control shareholders.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows: Mark Spargo, William Callari, Erica Ventley, Gerald Goodman and Jane Kyhl-Fritsch all filed their Form 3's 20 days late.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for the fiscal year ended December 31, 2001.

                                           SUMMARY COMPENSATION TABLE

                                                           Long-Term Compensation
                                                      -------------------------------
                              Annual Compensation             Awards          Payouts
                           ------------------------   ---------------------   -------
                                                                   Securi-
                                                                    ties
                                                                   Underly-
                                             Other                   ing                 All
                                             Annual   Restricted   Options              Other
Name and Principal                           Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----   ------   ----------   --------   -------   -------
William Callari,     2001   $10,417    0       0          0            0         0        0
Chief Operating               (1)
Officer

Mark Spargo,         2001   $10,417    0       0          0            0         0        0
Chief Executive                (1)
Officer

Erica Ventley,       2001   $10,417    0       0          0            0         0        0
Chief Financial                (1)
Officer

David Brownstein,    2000   $53,299    0       0          0            0         0        0
former President
_________________

Page 21


(1)  The amounts set forth represent one month's accrued salary for Messrs. Callari and Spargo and Ms. Ventley.  Mr. Callari and Ms. Ventley were was actually paid $4,270 of their salary for the month and Mr. Spargo was actually paid $3,230.

DIRECTOR COMPENSATION

     As of December 31, 2001 outside Directors receive no fees for attending Board meetings. Each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of AdPAds, Inc.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of April 15, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                         Amount of
 Name and Address                        Beneficial       Percentage
of Beneficial Owner                      Ownership         of Class
-------------------                   ---------------     ----------

Mark Spargo                            62,648,135 (1)       58.0%
108 Fortunato Place
Neptune, NJ  07753

William Callari                       128,146,899 (2)       76.8%
108 Fortunato Place
Neptune, NJ  07753

Erica Ventley                          40,882,871 (3)       46.0%
108 Fortunato Place
Neptune, NJ  07753

Gerald Goodman                          3,066,161 (4)        5.9%
Two Industrial Way West
Eatontown, NJ  07724

Albert H. Pleus                       120,000,200 (5)       70.9%
108 Fortunato Place
Neptune, NJ  07753

David Brownstein                       14,142,000           28.7%
210 Dee Court
Lakewood, NJ  08701

Agence 21, Inc.                        70,000,160 (6)       58.7%
One Embarcedero Center
Suite 500
San Francisco, CA  94111

Jane Kyhl-Fritsch                      64,613,922 (7)       57.8%
187 Woodland Street
Englewood, NJ  07631

Directors and                         354,744,266 (1)(2)    91.4%
Officers as a Group                               (3)(4)
(5 Persons)                                       (5)
_________________

(1) Includes 3,889,655 shares of Common Stock and 58,758,480 shares of Common Stock underlying 489,654 shares of Series A Convertible Preferred Stock. Does not include options to purchase 240,000 shares of Common Stock at prices ranging from $1.00 to $3.00 per share which were granted under the Company's Stock Option Plan since the Plan has not yet been approved by the Company's share-holders.

(2) Includes 3,760,000 shares of Common Stock held directly by Mr. Callari; 421,379 shares of Common Stock held by North Star Resources, Inc., which is controlled by Mr. Callari; 104,799,960 shares of Common Stock underlying 873,333 shares of Series A Convertible Preferred Stock held by Mr. Callari; 12,865,560 shares of Common Stock underlying 107,213 shares of Series A Convertible Preferred Stock held by North Star Resources, Inc.; and 6,300,000 votes held under an irrevocable proxy from David Brownstein. Does not include options to purchase 240,000 shares of Common Stock at prices ranging from $1.00 to $3.00 per share which were granted under the Company's Stock Option Plan since the Plan has not yet been approved by the Company's share-holders.

(3) Includes 1,037,241 shares of Common Stock held directly by Ms. Ventley; 259,310 shares of Common Stock held by her two children; 31,668,960 shares of Common Stock underlying 263,908 shares of Series A Convertible Preferred Stock held by Ms. Ventley; and 7,917,360 shares of Common Stock underlying 65,978 shares of Series A Convertible Preferred
     Stock held by her two children. Does not include options to purchase 250,000 shares of Common Stock at prices ranging from $1.00 to $3.00 per share which were granted under the Company's Stock Option Plan since the Plan has not yet been approved by the Company's share-holders.

(4) Includes 97,241 shares of Common Stock and 2,968,920 shares of Common Stock underlying 24,741 shares of Series A Convertible Preferred Stock. Does not include options to purchase 60,000 shares of Common Stock at prices ranging from $1.00 to $3.00 per share which were granted under the Company's Stock Option Plan since the Plan has not yet been approved by the Company's shareholders.

(5) Includes 50,000,040 shares of Common Stock underlying 416,667 shares of Series A Convertible Preferred Stock held by Mr. Pleus; 20,000,160 shares of Common Stock underlying 166,668 shares of Series A Conver-tible Preferred Stock held by Agence 21, Inc.; and 50,000,000 shares of Common Stock underlying 125,000 shares of Series B Convertible Preferred Stock held by Agence, Inc. Does not include options to purchase 250,000 shares of Common Stock at prices ranging from $1.00 to $3.00 per share which were granted under the Company's Stock Option Plan since the Plan has not yet been approved by the Company's share-holders.

(6) Includes 20,000,160 shares of Common Stock underlying 166,668 shares of Series A Convertible Preferred Stock held by Agence 21, Inc. and 50,000,000 shares of Common Stock underlying 125,000 shares of Series B Convertible Preferred Stock held by Agence 21, Inc.

(7) Includes 896,082 shares of Common Stock held directly by Ms. Kyhl-Fritsch; 1,153,080 shares of Common Stock held by The Henry Kyhl Trust, of which Ms. Kyhl-Fritsch serves as trustee; 27,359,040 shares of Common Stock underlying 227,992 shares of Series A Convertible Preferred Stock held by Ms. Kyhl-Fritsch; and 35,205,720 shares of Common Stock underlying 293,381 shares of Series A Convertible Preferred Stock held by The Henry Kyhl Trust.

ITEM 12.  CERTAIN TRANSACTIONS

ACQUISITION OF BLUE FLYING FISH, INC.

     On December 6, 2001, Adpads Incorporated (the "Company") completed the acquisition of 100% of the outstanding common stock of Blue Flying Fish, Inc., a Delaware corporation ("BFFI"), in exchange for shares of the Company's Common Stock and Series A Convertible Preferred Stock. The Company issued a total of 18,800,000 shares of Common Stock and 4,783,333 shares of its Series A Convertible Preferred Stock to the shareholders of BFFI at the closing.

     The stock issuances were made pursuant to a Share Exchange Agreement ("Agreement") between the Company and BFFI. The terms of the Agreement were the result of negotiations between the managements of the Company and BFFI. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinion or evaluation.

     Included in the shares of Common Stock and Series A Convertible Preferred Stock issued were shares issued to the following persons who became officers and directors of the Company.

                                   Shares of        Shares of Series A
                                 Common Stock   Convertible Preferred Stock
                                 ------------   ---------------------------

   Mark Spargo                     3,889,655             989,655
   William Callari                 4,181,379           1,063,880
   Erica Ventley                   1,296,551             329,886
   Gerald Goodman                     97,241              24,741


ACQUISITION OF 3,000,000 SHARES OF COMMON STOCK OF AGENCE 21, INC.

     On December 31, 2001, the Company issued 125,000 shares of its Series B Convertible Preferred Stock in exchange for 3,000,000 shares of the common stock of Agence 21, Inc. Albert Pleus, the Chairman of Agence 21, Inc., became the Vice Chairman of the Company during March 2002.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3.1     Articles of Incorporation     Incorporated by reference to
                                        Exhibit D to the amendment filed
                                        on May 30, 2000, to the
                                        Registrant's Form 8-K dated
                                        March 21, 2000

  3.2     Bylaws                        Incorporated by reference to
                                        Exhibit E to the amendment filed
                                        on May 30, 2000, to the
                                        Registrant's Form 8-K dated
                                        March 21, 2000

  3.3     Articles of Amendment re:     Filed herewith electronically
          Series A Preferred Stock

 10.1     Agreement and Plan of         Incorporated by reference to
          Reorganization between        Exhibit 2.1 to the Registrant's
          Visual Presentation           Report on Form 8-K dated March 21,
          Systems and AdPads            2000
          Incorporated dated
          March 20, 2000

 10.2     Asset Purchase Agreement      Incorporated by reference to
          between Regents Road, Ltd.    Exhibit 2.2 to the Registrant's
          and AdPads LLC dated          Report on Form 8-K dated March 21,
          March 15, 2000                2000

 10.3     Share Exchange Agreement      Incorporated by reference to
          between AdPads Incorpor-      Exhibit 10 to the Registrant's
          ated and Blue Flying          Report on Form 8-K dated
          Fish, Inc.                    December 6, 2001

 21       Subsidiaries of the           Filed herewith electronically
          Registrant


     (b) REPORTS ON FORM 8-K. The Company filed the following Report on Form 8-K during the last quarter of the period covered by this Report.

          1. Form 8-K dated December 6, 2001, which reported on Items 1, 2, 5 and 7.

         2. Amendment No. 1 to the Form 8-K dated December 6, 2001, was filed on April 11, 2002. This amendment included the financial statements required under Item 7.

                         Independent Auditors' Report

To the Shareholders of
AdPads Incorporated and Subsidiary

     We have audited the accompanying consolidated balance sheets of AdPads Incorporated and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ Amper, Politziner & Mattia

May 1, 2002
Edison, New Jersey

                           INDEPENDENT AUDITORS' REPORT


To the Shareholders of
AdPads Incorporated

We have audited the accompanying balance sheet of AdPads Incorporated (A Development Stage Company) as of December 31, 2000, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdPads Incorporated (A Development Stage Company) at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

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

                                  WISS & COMPANY, LLP

                                  /s/ Wiss & Company, LLP
Red Bank, New Jersey
March 23, 2001

                      ADPADS INCORPORATED AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                             December 31,      December 31,
                                                2001              2000
                                             ------------      ------------
ASSETS

Current Assets:
   Cash                                      $     26,962      $          -
   Accounts receivable - less allowance
    of $4,000 and $1,000 in 2001 and 2000         357,791             3,365
   Accounts receivable - related party            106,418                 -
   Inventories                                    751,551             8,695
   Prepaid expenses and other current
    assets                                         37,288                 -
                                             ------------      ------------
     Total Current Assets                       1,280,010            12,060
                                             ------------      ------------

Property, plant and equipment - net               813,563           114,625

Cash, restricted for collateral against
  line of credit agreement                        100,000                 -

Goodwill                                        1,456,698                 -

Intangible assets-net                             150,354                 -

Investment                                        250,000                 -
                                             ------------      ------------
     TOTAL ASSETS                            $  4,050,625      $    126,685
                                             ============      ============





















See notes to consolidated financial statements.

                        ADPADS INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                             December 31,      December 31,
                                                2001              2000
                                             ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

Current Liabilities:
 Notes payable                               $    728,366      $          -
 Current portion of long term debt                208,188            15,273
 Accounts payable                               1,075,446            69,549
 Accrued expenses                                 338,359            45,512
 Account payable - related party                  748,532                 -
 Stockholder loans' payable                       302,432                 -
 Deferred revenue                                       -            26,288
                                             ------------      ------------
     Total Current Liabilities                  3,401,323           156,622

Stockholder loans payable                         472,097           138,175
Long term debt                                          -            52,379
                                             ------------      ------------
     Total Liabilities                          3,873,420           347,176
                                             ------------      ------------

Commitments and Contingencies

Stockholders' Equity:
 Series A Convertible Preferred stock,
  no par value, authorized 5,000,000
  shares; 4,793,333 outstanding,
  liquidation preference of $47,333
  in 2001                                              48                 -
 Series B Convertible Preferred stock,
  no par value, authorized 125,000 shares;
  125,000 outstanding, liquidation
  preference of $1,000,000 in 2001                250,000                 -
 Common stock, no par value authorized
  50,000,000; outstanding 49,291,474 and
  24,591,474 shares, respectively               1,068,198           382,198
 Deficit                                       (1,141,041)         (602,689)
                                             ------------      ------------
     Total Stockholders' Equity (Deficiency)      177,205          (220,491)
                                             ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                    $  4,050,625      $    126,685
                                             ============      ============




See notes to consolidated financial statements.

                        ADPADS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             December 31,      December 31,
                                                2001              2000
                                             ------------      ------------

Net Sales                                    $    516,457      $    126,605

Costs and expenses:
   Cost of sales                                  454,340            24,792
   Selling, general and administrative            573,785           594,071
                                             ------------      ------------
                                                1,028,125           618,863
                                             ------------      ------------

Loss from operations                             (511,668)         (492,258)
Other income                                       10,301                 -
Interest expense                                  (36,985)          (12,859)
                                             ------------      ------------
Net loss                                     $   (538,352)     $   (505,117)
                                             ============      ============

Loss per common share - basic and diluted    $      (0.02)     $      (0.02)
                                             ============      ============

Weighted average number of common
 Shares outstanding - basic and diluted        27,348,186        22,896,351
                                             ============      ============
























See notes to consolidated financial statements.

                       ADPADS INCORPORATED AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             Common Stock      Series A Preferred     Series B Preferred     Retained
               Total    Shares        Amount   Shares      Amount     Shares      Amount     Earnings
              --------  ----------  ---------- ---------  ---------  ---------  ----------  -----------
Balance,
January 1,
2000          $(22,068) 15,542,000    $75,504              $      -             $        -  $   (97,572)

Sales of
common stock   215,000   2,183,000    215,000

Issuance of
common stock         -   4,200,015          -

Issuance of
common stock
from
acquisition   (150,000)    250,000   (150,000)

Exercise of
warrants       180,000   2,200,000    180,000

Issuance of
common stock
for debt        10,800      60,000     10,800

Issuance of
common stock
for services    59,852     156,459     59,852

Other           (8,958)                (8,958)

Net loss      (505,117)                                                                        (505,117)
              --------  ----------   ---------- ---------  ---------  ---------  ----------  -----------
Balance,
December 31,
2000          (220,491) 24,591,474     382,198                    -                      -     (602,689)

Issuance of
common stock
for services    40,000     500,000      40,000

Sale of
common stock    50,000   1,000,000      50,000

Issuance of
common stock
for debt       220,000   4,400,000     220,000

Issuance of
common stock
for acquisi-
tion           376,048  18,800,000     376,000  4,793,333        48

Exchange of
preferred
stock for
investment     250,000                                                  125,000     250,000

Net loss      (538,352)                                                                        (538,352)

              --------  ----------   ---------- ---------  ---------  ---------  ----------  -----------
Balance,
December 31,
2001          $177,205  49,291,474   $1,068,198 4,793,333  $      48    125,000  $  250,000  $(1,141,041)
              ========  ===========  ========== =========  =========  =========  ==========  ===========

See notes to consolidated financial statements.

                     ADPADS INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             December 31,      December 31,
                                                2001              2000
                                             ------------      ------------

Cash flows from operating activities:
  Net (loss)                                 $   (538,352)     $   (505,117)
Adjustments to reconcile net loss to
 net cash flows from operating activities:
  Depreciation and amortization                    52,542            50,527
  Provisions for losses on account receivable       3,000            22,232
  Gain on sale of fixed assets                      9,000                 -
  Issuance of common stock for services            40,000            59,852
Changes in operating assets and liabilities
 (excluding effects of acquisition)
  Accounts receivable                              98,239            23,171
  Inventories                                      35,315              (328)
  Prepaid expenses and other current assets         2,772             3,056
  Accounts payable and accrued expenses           134,685            97,591
  Deferred revenue                                (26,288)          (37,055)
                                             ------------      ------------
     Net Cash (Used In) Operating Activities     (189,087)         (286,071)
                                             ------------      ------------

Cash flows from investing activities:
 Purchase of property, plant and equipment        (57,943)          (81,420)
 Increase in restricted cash                      100,000                 -
 Cash acquired                                     39,248                 -
 Cost of acquired assets                                -          (150,000)
                                             ------------      ------------
     Net Cash Provided by (Used in)
      Investing Activities                         81,305          (231,420)
                                             ------------      ------------


















See notes to consolidated financial statements.

                      ADPADS INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                             December 31,      December 31,
                                                2001              2000
                                             ------------      ------------
Cash flows from financing activities:
 Proceeds from cash overdrafts                          -             1,385
 Contributions from shareholders                        -             8,594
 Distributions to shareholders                          -           (17,552)
 Proceeds from sale of stock and exercise
  of warrants                                      50,000           395,000
 Loans from shareholders                          234,412           106,675
 Payments on long-term debt                      (149,668)          (13,347)
 Proceeds from long-term debt                           -            36,736
                                             ------------      ------------
     Net Cash Provided by Financing
      Activities                                  134,744           517,491
                                             ------------      ------------

Net Increase in Cash and Cash Equivalents          26,962                 -
Cash and Cash Equivalents - beginning of year           -                 -
                                             ------------      ------------
Cash and Cash Equivalents - end of year      $     26,962      $          -
                                             ============      ============

Supplemental Cash Flow Information:
 Interest Paid                               $      3,059      $      6,524
                                             ============      ============
Non cash financing and investing activities:
 Equipment additions by capital lease        $          -      $     36,736
                                             ============      ============
Issuance of common stock for acquisition     $    376,000      $     25,000
                                             ============      ============
Issuance of common stock for debt            $    220,000      $     10,800
                                             ============      ============
Equity securities acquired in exchange
 for preferred stock                         $    250,000      $          -
                                             ============      ============
Issuance of common stock for services        $     40,000      $          -
                                             ============      ============












See notes to consolidated financial statements.

                              ADPADS INCORPORATED
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AdPads Incorporated and its subsidiaries (the "Company" or "AdPads") operate in various business segments. The Company was established in 1998 and is located in New Jersey. The Company initially provided print and internet marketing services to the retail, wholesale, manufacturing and service industries. The Company has been engaged in organizational activities and development and marketing of its print and internet services. AdPads has had limited revenues, and has operated at a loss since inception.

     On March 15, 2000, AdPads, LLC executed an Asset Purchase Agreement ("Agreement") with Regents Road, Ltd., ("Regents") an unrelated Colorado corporation. Regents is a publicly traded entity with nominal assets. Pursuant to the Agreement, Regents issued 16,000,000 shares (approximately 89%) of its post-Agreement outstanding common stock in exchange for the assets of AdPads, LLC. The members of AdPads, LLC became the controlling stockholders of Regents. The Agreement was treated as a recapitalization of AdPads, LLC for accounting purposes. The historical financial statements of Regents prior to the merger will no longer be reported, as AdPads, LLC's financial statements are now considered the financial statements of the ongoing entity. Regents changed its name to AdPads Incorporated on March 20, 2000.

     Under the terms of the Reorganization Agreement on March 18, 2000, AdPads Incorporated acquired all of the issued and outstanding common stock of Visual Presentation Systems, Inc., an unrelated Delaware Corporation ("Visual") which was an inactive company with nominal assets, in exchange for $150,000 in cash and the issuance of 250,000 shares of Adpads common stock. AdPads Incorporated was a non-reporting publicly traded company until the acquisition of Visual became effective.

     On December 6, 2001 the Company completed the acquisition of 100% of the outstanding common stock of Blue Flying Fish Inc., a Delaware Corporation ("BFFI"), in exchange for shares of the Company's common stock and Series A Convertible preferred stock. The Company issued a total of 18,800,000 shares of common stock and 4,783,333 of its Series A Convertible preferred stock to the shareholders of BFFI at the closing.

     BFFI is a diversified holding company which as of December 31, 2001, was comprised of three operating divisions: Buhl Industries ("BUHL"); First American Mortgage Group ("FAMG"); and BFFI Services ("BFFI Services"). With the exception of the recently formed BFFI Services, the subsidiaries are existing businesses, acquired by management for their turnaround and/or growth potential.

     BFFI management focuses on key areas to implement change: sales and marketing, cash flow management, strategic planning/M&A, and the use of shared internet-based technology services to reduce costs, expand distribution and implement high quality Customer Relationship Management systems. Currently, BFFI's biggest subsidiary is Buhl. Established in 1953, Buhl is a manufacturer of projection and lighting technology and electrical sockets. BFFI's second largest division is FAMG, which was started in June of 2001. It is a prime and sub-prime mortgage broker with offices in fives states. BFFI's other division is BFFI Services. Launched in September of 2001, it is a professional services consulting firm focusing upon outsourced management, technology strategy, system design, development, deployment and aggregation of best-of-breed Managed Service Providers relationships for clients and subsidiaries.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

     USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RESTRICTED CASH - At December 31, 2001, cash in amount of $100,000 was restricted from use. This amount is held by the financing company as additional collateral and will remain with the financing company for the duration of the line-of-credit agreement (See Note 7 of Notes to Consolidated Financial Statements).

     INVESTMENTS - The Company classifies its investments at cost when ownership is less than 20%. Realized gains or losses from the sales of investments are based on the specific identification method.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company grants credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

     INVENTORIES - Inventories are stated at the lower of cost (first in, first out basis) or market.

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

     Revenues from the lighting segment are recognized when goods are shipped and the title passes to the customer. Accrual for estimated returns and allowances are recorded at the time of shipment.

     Revenues from the Prime and Sub-Prime mortgage broker is recognized when the mortgage loans close.

     INTANGIBLES - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired in a business acquisition.

     Subsequent to January 1, 2002, the Company will evaluate the recoverability of goodwill by estimating the future discounted cash flows of the reporting units to which the goodwill relates. This evaluation will be made whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable, but not less than annually. Estimated cash flows will be determined by disaggregating the Company's business segments into operational and organizational levels (reporting units) for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying amount of the reporting unit, impairment loss will be charged to operations.

     In determining the estimated future cash flows, the Company will consider current and projected future levels of income as well as business trends, prospects, and market and economic conditions. Prior to December 31, 2001, the assessment of recoverability and measurement of impairment was based on undiscounted cash flows.

     DEPRECIATION - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily using straight-line method over their estimated useful lives.

     INCOME TAXES - The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

     The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for plant and equipment and certain expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and the future tax benefit of certain operating loss carryforward.

     EVALUATION OF LONG-LIVED ASSETS - Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of December 31, 2001, management has determined no impairment exists.

     PATENTS - The cost of patents acquired is being amortized on the straight-line basis over the remaining life of 17 years. Amortization expense charged to operations during the year ended December 31, 2001 was $2500. At December 31, 2001 net patent costs of $107,854 are included in intangible assets. The Company evaluated the recovery of its patent. Management believes that there is no impairment at this time.

     LOAN ACQUISITION COSTS - Professional fees and other expenses associated with the acquisition of the note payable are being amortized on the straight-line method over the three-year term of the note and are included in other assets. At December 31, 2001 net loan acquisition costs of $42,500 are included intangible assets. Amortization expense charged to operations during the year ended December 31, 2001 was $667.

     EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is based upon net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares relate to convertible securities which if exercised, would have a dilutive effect on earnings per share. During the years ended December 31, 2001 and 2000, potential common shares were omitted from the calculation of loss per common share as the effect would have been antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

     NEW FINANCIAL ACCOUNTING STANDARDS - On June 29, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets. " Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and also supercedes the accounting and reporting provisions of
APB Opinion No. 30, "Reporting the Results of Operations   Reporting the
Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Event and Transactions," for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broaden the separate presentation of discontinued operations in the income statement required by APB Opinion No. 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company does not believe, based on current circumstances, the effect of adoption of SFAS No. 144 will be material.

2.   BASIS OF PRESENTATION

     As shown in the accompanying financial statements, the Company incurred a net loss of approximately $538,000 during the year ended December 31, 2001 and as of that date its current liabilities exceeded its current assets by approximately $2,121,000. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to increase profitability through elimination of product lines which generate small gross profit percentages as well as developing improved processes of manufacturing products, including the use of subcontractors. Management has also raised $500,000 in equity capital during the first three months of 2002.

     The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.   ACQUISITION

     On December 6, 2001 the Company completed the acquisition of 100% of the outstanding common stock of BFFI in exchange for shares of the Company's Common Stock and Series A Convertible Preferred Stock. The Company issued a total of 18,800,000 shares of Common Stock and 4,783,333 of its Series A Convertible Preferred Stock to the shareholders of BFFI. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of BFFI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over net assets acquired is approximately $1.5 million. The Company will not amortize the goodwill, but will measure the impairment of goodwill in accordance with SFAS No. 142.

     The following unaudited pro forma summary results of operations assumes that the acquisition had been acquired as of January 1, 2000:

                                          Year Ended December 31,
                                      2001                    2000
                                   ----------              ----------
                                (Dollars in thousands except per share data)

   Sales                           $    4,661              $    5,549
   Net (loss)                          (1,938)                 (1,296)
   (Loss) per share-diluted        $    (0.04)             $    (0.03)

     The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2000, nor should such information be construed as being a representation of the future results of operations of the Company.

4.   INVESTMENT

     At December 31, 2001 investments have a cost and estimated fair value of $250,000. The equity securities were acquired in exchange for 125,000 shares of the Company's Series B Convertible Preferred Stock. (See Note 10)

5.   INVENTORIES

                                              December 31,
                                      2001                    2000
                                   ----------              ----------
     Raw Materials                 $ 445,640               $        -
     Finished goods                  305,911                    8,695
                                   ---------               ----------
                                   $ 751,551               $    8,695
                                   =========               ==========


6.   PROPERTY AND EQUIPMENT

                                              December 31,
                                      2001                    2000
                                   ----------              ----------
     Machinery and equipment       $  721,215              $  109,225
     Office equipment                 109,655                  34,024
     Furniture and fixtures            21,932                  24,258
     Transportation equipment               -                  19,908
     Leasehold improvements            68,699                       -
                                   ----------              ----------
                                      921,501                 187,415
     Less accumulated depreciation    107,938                  72,790
                                   ----------              ----------
     Property and equipment-net    $  813,563              $  114,625
                                   ==========              ==========

     Depreciation expense for the years ended December 31, 2001 and 2000 was $51,782 and $50,527, respectively.

7.   NOTE PAYABLE

     The Company's wholly owned subsidiary, Buhl, entered into a three-year revolving line of credit agreement with a financing company in March 2000, which is collateralized by substantially all of Buhl's corporate assets and is personally guaranteed by several stockholders. The revolving credit facility has an overall limitation of $2,775,000, not to exceed a defined combination of 75% of eligible accounts receivable plus 75% of the appraised liquidation value of finished goods inventory and 35% of the appraised liquidation value of machinery and equipment. Interest is charged at the prime rate plus 2.25% and is payable monthly. Additionally, Buhl is required to pay an administration fee of $750 per month, and facility fees of 3/4 of 1% of the line of credit payable at the closing date; and 1/2 of 1% of the line of credit payable on each anniversary of the closing date thereafter.

     The lender recategorized a portion of the line of credit as an equipment term loan. Details are included in the long-term debt footnote.

     The bank's prime rate at December 31, 2001 was 4.75%

     The note agreements contain requirements for maintaining certain levels of tangible net worth (as defined) and working capital.

     At December 31, 2001, the Company was not in compliance with the above debt covenants, and accordingly, has classified the note payable of $583,107 as a current liability.

8.   DEBT

     Short term debt consists of:

                                                  December 31,
                                          2001                    2000
                                       ----------              ----------
Line of credit with a financing
 company (See Note 7 of Notes to
 Consolidated Financial Statements)    $  583,107              $        -

Notes payable to unrelated third
 parties at 8%, due on demand             145,259                       -
                                       ----------              ----------
                                       $  728,366              $        -
                                       ==========              ==========

     Long term debt consists of:

                                                  December 31,
                                          2001                    2000
                                       ----------              ----------
Note payable (equipment term loan)
to financing company through May
2005, payable at $6,250 per month
plus interest at prime plus 2.25%
collateralized, guaranteed and
subject to the same provisions
as described in Note 7                 $  206,344              $        -

Capital lease payable to a financing
company through September 2002, pay-
able at $216 per month including
interest at 13.5% collateralized by
specific equipment                          1,844                       -

Note payable, collateralized by
equipment, due in monthly install-
ments through October 2004.  The
note was transferred to a shareholder
on December 6, 2001                             -                  14,235

Capital leases                                  -                  53,417
                                       ----------              ----------
                                          208,188                  67,652
Less: Current Maturities                  208,188                  15,273
                                       ----------              ----------
                                       $        -              $   52,379
                                       ==========              ==========

     At December 31, 2001, the Company was not in compliance with debt covenants (See Note 7 of Notes to Consolidated Financial Statements), and accordingly, has classified approximately $133,000 of equipment loans as a current liability.

9.   INCOME TAXES

     No provision for income taxes has been made for the years ended December 31, 2001 and 2000.

     A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                             Year Ended December 31,
                                          2001                    2000
                                       ----------              ----------
Tax provisions (benefits) computed
 at the Federal statutory rate of
 34%                                   $(183,000)              $(172,000)
Increase (decrease) in taxes
 resulting from:
Unused operating losses                  183,000                 172,000
                                       ---------               ---------
                                       $       -               $       -
                                       =========               =========

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                             December 31, 2001         December 31, 2000
                          -----------------------   -----------------------
                          Temporary                 Temporary
                          Difference   Tax Effect   Difference   Tax Effect
                          ----------   ----------   ----------   ----------
Deferred tax asset:
  Benefit of net
   operating loss
   carryforward             940,000      376,000      400,000      160,000
  Valuation allowance      (940,000)    (376,000)    (400,000)    (160,000)
                          ---------    ---------    ---------    ---------
                          $       -    $       -    $       -    $       -
                          =========    =========    =========    =========


     The Company has a net operating loss ("NOL") carryforward of approximately $940,000 expiring in various years through 2017. The Company has reflected a valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) as the realization of this deferred tax benefit is not more than likely.

     The Tax Reform Act of 1986 provided for a limitation on the life of NOL carryforwards, following certain ownership changes. As a result of transactions in the Company's common stock during the year ended December 31, 2001 a change in ownership of greater than 50%, as defined, has occurred. Under such circumstances, the potential benefits from utilization of tax carryforwards may be substantially limited or reduced on an annual basis.

10.  SHAREHOLDERS' EQUITY (DEFICIENCY)

     Common Stock

     a) During January 2001 the Company issued 500,000 shares of its common stock with a fair market value of $40,000 for marketing services.

     b) During May 2001 the Company sold 1,000,000 shares of its common stock for $50,000.

     c) On December 6, 2001, the Company issued 18,800,000 of the its common stock in connection with its acquisition of BFFI. See Note 3 of Notes to Consolidated Financial Statements.

     d) In compliance with the condition to closing the transaction with BFFI, the Company converted $220,000 of outstanding debt into 4,400,000 restricted shares of the Company's common stock at a price of $.05 per share.

     Preferred Stock

     a) On December 6, 2001 the Company issued 4,783,333 shares of its Series A Convertible Preferred Stock in connection with its acquisition of BFFI. See
Note 3 of Notes to Consolidated Financial Statements.

     b) On December 6, 2001 the Company issued 10,000 shares of its Series A Convertible Preferred Stock as a finder's fee in connection with its acquisition of BFFI. See Note 3 of Notes to Consolidated Financial Statements.

     c) On December 15, 2001 the Company issued 125,000 shares of its Series B Convertible Preferred Stock in exchange for 3,000,000 shares of the common stock of Agence 21, Inc. See Note 4 of Notes to Consolidated Financial Statements.

     The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (the "Preferred Stock") are convertible into shares of the Company's Common Stock at the rate of one share of Preferred Stock for 120 shares and 400 shares, respectively of Common Stock. The Company has less then 700,000 shares of authorized and unissued Common Stock and therefore, the Preferred Stock cannot be converted unless and until the number of authorized shares of Common Stock is increased significantly or unless there is a significant reverse split, both of which actions require shareholder approval. The Company intends to seek shareholder approval of a one for 40 reverse stock split as soon as the Company can prepare proxy materials and have them reviewed by the Securities and Exchange Commission. If and when the shareholders approve the one for forty reverse stock split, the holders of the Preferred Stock will be able to convert their shares of Preferred Stock into Common Stock at the rate of three to one and ten to one shares of Common Stock for shares of Preferred Series A and B, respectively.

11.  STOCKHOLDERS LOANS PAYABLE

     Notes payable to stockholders bear interest at various rates from 6.5% to 12% and mature on various dates through April 2005. Stockholder loans of $472,097 on the books of the Company's subsidiary, Buhl, subordinate to the financing company debt. (See Note 7 of Consolidated Financial Statements) Interest expense on the stockholders' loans payable was $24,116 and $12,859 for the years ended December 31, 2001 and 2000, respectively.

12.  RELATED PARTY TRANSACTIONS

     a. A shareholder owns 10% of an entity engaged in the lampholder business in Europe. The Company had sales to the European entity totaling $23,907 for the year ended December 31, 2001. At December 31, 2001, accounts receivable includes $106,418 owed from the related party and accounts payable includes $748,532 owed to the related party.

     b. On December 6, 2001 shareholders converted $220,000 due them into 4,400,000 shares of the Company's common stock at a price of $.05 per share.

13.  SEGMENT INFORMATION

     The Company has three reportable business segments, the Print and internet marketing services, the Manufacturer of projection and lighting technology and electrical sockets and the Primed and Sub-prime mortgage broker.

     The Print and internet marketing segment provides services to the retail, wholesale, manufacturing and service industries.

     The Manufacturer of projection and lighting technology and electrical sockets segment provides lighting products to distributors and end-users.

     The Prime and Sub-prime mortgage broker segment originates residential mortgage loans directly through its own marketing efforts and also closes residential mortgage loans for other licensed mortgage brokers.

     The reportable segments are each managed separately because they are distinct, and separate enterprises.

     The Company evaluates performance and allocates resources based on segment revenues and segment operating income (loss). Segment operating income (loss) comprises income before unallocated selling, general and administrative expenses, other income, interest and income taxes.

     Management does not fully allocate selling, general and administrative expense, when making capital spending decisions, expense funding decisions or assessing segment performance. There were no intersegment sales or transfers between segments.

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

                                                  Year Ended December 31,
                                                     2001         2000
                                                  ---------    ---------

Revenue:
 Print and internet marketing                     $ 180,804    $ 126,605
 Manufacturing of projection and lighting
  technologies and electrical sockets               138,564            -
 Prime and Sub-prime mortgage broker                197,089            -
                                                  ---------    ---------
                                                  $ 516,457    $ 126,605
                                                  =========    =========

Operating (loss) income:
 Print and internet marketing                     $(281,244)   $(492,258)
 Manufacturing of projection and lighting
  technologies and electrical sockets              (209,812)           -
 Prime and Sub-prime mortgage broker                 33,911            -
 Unallocated selling, general and
  administrative expenses                           (54,523)           -
 Other income                                        10,301            -
 Interest expense                                   (36,985)     (12,859)
                                                  ---------    ---------
 Loss before provision for (benefit from)
  income taxes                                    $(538,352)   $(505,117)
                                                  =========    =========

     No single customer accounted for more than 10% of the Company's revenue in 2001 and 2000. All assets are located in the United States and all revenues were in the United States except $23,907 were to Europe.

14.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as insurance and maintenance).

     Future minimum lease payments for operating leases are approximately as follows:

            Years Ending December 31,
            -------------------------
                    2002                     $140,000
                    2003                      109,000
                    2004                      101,000
                    2005                       88,000
                    2006                        7,000
                                             --------
                                             $445,000

     Rental expense was approximately $35,000 and $24,000 for the years ended December 31, 2001 and 2000, respectively.

15.  SUBSEQUENT EVENTS

     a. On January 2, 2002, the Board of Directors approved the adoption of the Company's Incentive Stock Option Plan ("ISOP"). The Board of Directors will solicit shareholder approval for the ISOP, as required, at the earliest date that such approval may be solicited. As of the balance sheet date, shareholder approval has not been obtained.

     b. On February 21, 2002 the Company borrowed $250,000 from an unrelated third party against collateral of unencumbered real property provided to the Company by a corporation owned and controlled by an officer and director of the Company. The note accrues interest at 12% and both interest and principal are due December 31, 2002. In exchange for the use of the collateral, the corporation was granted an option to purchase $500,000 of the Company's Series D Preferred Stock which was authorized by the Board of Directors in February 2002.

     c. On February 21, 2002, the Company loaned Agence 21, Inc., a related party, $120,000. The note bears interest at 12% and is due December 31, 2002.

     d. On March 1, 2002, the Company issued five shares of its Series C Convertible Preferred Stock for $500,000 to an unrelated accredited investor.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADPADS INCORPORATED


Dated:  May 1, 2002                 By:/s/ Mark E. Spargo
                                       Mark E. Spargo, Chief Executive
                                       Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                     Capacity                    Date




/s/ Albert H. Pleus
Albert H. Pleus                    Vice Chairman             May 1, 2002



/s/ Mark E. Spargo
Mark E. Spargo                     Chief Executive           May 1, 2002
                                   Officer and Director


/s/ William C. Callari
William C. Callari                 Chief Operating Officer   May 1, 2002
                                   and Director



/s/ Erica Ventley
Erica Ventley                      Chief Financial Officer   May 1, 2002
                                   and Director


/s/ Gerald Goodman
Gerald Goodman                     Director                  May 1, 2002