Form 10QSB
period 2002-03-31
ADPADS INC
filed 2002-05-17
CIK 1100362

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________

                      Commission File Number  000-28373


                             ADPADS INCORPORATED
           (Exact name of registrant as specified in its charter)

           COLORADO                                84-1306598
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                 108 FORTUNATO PLACE, NEPTUNE, NEW JERSEY  07753
                               (732) 918-8004
              (Address and telephone number, including area code, of
                     registrant's principal executive office)




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

At May 1, 2002 there were 49,291,474 shares of Common Stock, no par value, outstanding.














                              ADPADS INCORPORATED

                                    INDEX

                                                                     Page

Part I.   Financial Information ....................................   3

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 2002 (unaudited) and December 31, 2001 .....  4-5

              Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 2002 and
              2001 (unaudited) .....................................  6

              Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended March 31, 2002 and 2001
              (unaudited) ..........................................  7-8

              Notes to Condensed Consolidated Financial Statements
              (unaudited) ..........................................  9-16

     Item 2.  Management's Discussion and Analysis or Plan
              of Operations ........................................  16

Part II.  Other Information

     Item 1.  Legal Proceedings ....................................  19

     Item 2.  Changes in Securities ................................  19

     Item 3.  Defaults Upon Senior Securities ......................  19

     Item 4.  Submission of Matters to a Vote of Security Holders ..  19

     Item 5.  Other Information ....................................  19

     Item 6.  Exhibits and Reports on Form 8-K .....................  19

Signatures .........................................................  20

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       ADPADS INCORPORATED AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,      December 31,
                                                   2002             2001
                                                -----------     -----------
                                                (Unaudited)

ASSETS

Current Assets:
   Cash                                         $   392,086     $    26,962
   Accounts receivable - less allowance
    of $4,000 in 2002 and 2001                      486,374         357,791
   Note receivable-related party                    120,000            -
   Accounts receivable - related party              132,507         106,418
   Inventories                                      623,016         751,551
   Prepaid expenses and other current assets         72,401          37,288
                                                -----------     -----------
     Total Current Assets                         1,826,384       1,280,010
                                                -----------     -----------

Property, plant and equipment - net                 793,381         813,563

Cash, restricted for collateral against
  line of credit agreement                          100,000         100,000

Goodwill                                          1,456,698       1,456,698

Intangible assets-net                               143,203         150,354

Investment                                          250,000         250,000
                                                -----------     -----------
     TOTAL ASSETS                               $ 4,569,666     $ 4,050,625
                                                ===========     ===========




















See accompanying Notes to Condensed Consolidated Financial Statements.

                      ADPADS INCORPORATED AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,      December 31,
                                                   2002            2001
                                                -----------     -----------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable                                $   936,681     $   728,366
   Current portion of long term debt                185,626         208,188
   Accounts payable                                 885,716       1,075,446
   Accrued expenses                                 610,789         338,359
   Account payable - related party                  748,532         748,532
   Stockholder loans' payable                       262,476         302,432
                                                -----------     -----------
     Total Current Liabilities                    3,629,820       3,401,323
                                                -----------     -----------

Stockholder loans payable-subordinated              444,517         472,097
                                                -----------     -----------
     Total Liabilities                            4,074,337       3,873,420
                                                -----------     -----------

Commitments and Contingencies

Stockholders' Equity:
   Series A Convertible Preferred stock,
    no par value, authorized 5,000,000
    shares; 4,793,333 outstanding, liquidation
    preference of $47,333                                48              48
   Series B Convertible Preferred stock, no
    par value, authorized 125,000 shares;
    125,000 outstanding, liquidation
    preference of $1,000,000                        250,000         250,000
   Series C Convertible Preferred stock,
    no par value, authorized 5 shares;
    5 shares outstanding in 2002, liquidation
    preference of $500,000                          500,000            -
   Common stock, no par value authorized
    50,000,000; outstanding 49,291,474 shares     1,068,198       1,068,198
   Additional paid-in-capital                        26,381            -
   Accumulated deficit                           (1,349,298)     (1,141,041)
                                                -----------     -----------
     Total Stockholders' Equity                     495,329         177,205
                                                -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $ 4,569,666     $ 4,050,625
                                                ===========     ===========





See accompanying Notes to Condensed Consolidated Financial Statements.

                       ADPADS INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                Three Months Ended March 31,
                                                   2002            2001
                                                -----------     -----------
 Net Sales (including $26,809 from a related
  party in 2002)                                $ 1,316,753     $    26,031
                                                -----------     -----------

Costs and expenses:
   Cost of sales                                    902,305          14,994
   Selling, general and administrative              578,021         119,060
                                                -----------     -----------
                                                  1,480,326         134,054
                                                -----------     -----------

Loss from operations                               (163,573)       (108,023)
Other income                                          4,053            -
Interest expense                                    (48,737)         (7,754)
                                                -----------     -----------
Net loss                                        $  (208,257)    $  (115,777)
                                                ===========     ===========

Loss per common share - basic and diluted       $      -        $      -
                                                ===========     ===========

Weighted average number of common shares
  outstanding - basic and diluted                49,291,474      25,080,485
                                                ===========     ===========

























See accompanying Notes to Condensed Consolidated Financial Statements.

                       ADPADS INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                Three Months Ended March 31,
                                                   2002            2001
                                                -----------     -----------
Cash flows from operating activities:
  Net loss                                      $  (208,257)    $  (115,777)
Adjustments to reconcile net loss to
  net cash flows from operating activities:
   Depreciation and amortization                     30,225          11,538
   Issuance of common stock for services               -             40,000
Changes in operating assets and liabilities:
   Accounts receivable-trade and related party     (154,672)          2,060
   Inventories                                      128,535             800
   Prepaid expenses and other current assets        (35,113)        (54,938)
   Accounts payable and accrued expenses             82,719          18,573
   Deferred revenue                                    -             24,167
                                                -----------     -----------
     Net Cash Used In Operating Activities         (156,563)        (73,577)
                                                -----------     -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment          (2,892)         (4,079)
  Issuance of note receivable to related party     (120,000)           -
                                                -----------     -----------
     Net Cash Used in Investing Activities         (122,892)         (4,079)
                                                -----------     -----------




























See accompanying Notes to Condensed Consolidated Financial Statements.

                       ADPADS INCORPORATED AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Unaudited)

                                                Three Months Ended March 31,
                                                   2002            2001
                                                -----------     -----------
Cash flows from financing activities:
  Proceeds from cash overdrafts                        -             (4,821)
  Repayments of stockholders loans                  (41,174)           -
  Proceeds from sale of preferred stock             500,000            -
  Loans from stockholders                              -             96,771
  Payments on debt                                  (64,247)         (3,061)
  Proceeds from issuance of debt                    250,000            -
                                                -----------     -----------
     Net Cash Provided by Financing Activities      644,579          88,889
                                                -----------     -----------

Net Increase in Cash                                365,124          11,233
Cash  - beginning of year                            26,962            -
                                                -----------     -----------
Cash - end of period                            $   392,086     $    11,233
                                                ===========     ===========

Supplemental Cash Flow Information:
  Interest Paid                                 $    21,961     $     1,873
                                                ===========     ===========

Non Cash Financing Activities:
  Settlement with preferred shareholders        $    26,382     $      -
                                                ===========     ===========
























See accompanying Notes to Condensed Consolidated Financial Statements.

                      ADPADS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statements of operations and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The information for December 31, 2001 was derived from audited financial statements.

     The Company incurred a net loss of approximately $538,000 during the year ended December 31, 2001 and the Company has continued to incur losses for the three months ended March 31, 2002. As of March 31, 2002 its current liabilities exceeded its current assets by approximately $1,803,436. The Company is also not in compliance with certain debt covenants. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to increase profitability through elimination of product lines which generate small gross margins as well as developing improved processes of manufacturing products, including the use of subcontractors. The Company continues to investigate future acquisitions. Management has also raised $500,000 in equity capital during the first three months of 2002. The financial statements do not include any adjustments that might be necessary is the Company if unable to continue as a going concern.

2.   DESCRIPTION OF BUSINESS AND CERTAIN SIGNIFICANT ACCOUNTING PRINCIPLES

     Adpads Incorporated and its subsidiaries (the "Company" or "Adpads") operate in various business segments. In December 2001, the Company completed an acquisition of 100% of the outstanding common stock of Blue Flying Fish, Inc., a Delaware Corporation ("BFFI").

     BFFI is a diversified holding company which as of March 31, 2002 comprised of four operating divisions: Buhl Industries ("BUHL"); First American Mortgage Group ("FAMG"); BFFI Services ("BFFI Services"); and Blue Flying Fish Merchandising Group ("BFF Merchandising Group"). With the exception of the recently formed BFFI Services and BFF Merchandising Group, the subsidiaries are existing businesses, acquired by management for their turnaround and/or growth potential.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

     RESTRICTED CASH - At March 31, 2002, cash in amount of $100,000 was restricted from use. This amount is held by the financing company as additional collateral and will remain with the financing company for the duration of the line-of-credit agreement (See Note 6 of Notes to Condensed Consolidated Financial Statements).

     REVENUE RECOGNITION - Revenues from the lighting segment are recognized when goods are shipped and the title passes to the customer. Accrual for estimated returns and allowances are recorded at the time of shipment.

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

3.   ACQUISITION

     On December 6, 2001 the Company completed the acquisition of 100% of the outstanding common stock of Blue Flying Fish, Inc. ("BFFI") in exchange for shares of the Company's Common Stock and Series A Convertible Preferred Stock. The Company issued a total of 18,800,000 shares of Common Stock and 4,783,333 of its Series A Convertible Preferred Stock to the shareholders of BFFI. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of BFFI have been included in the Company's consolidated financial statements since the date of acquisition.
The excess of the purchase price over net assets acquired is approximately $1.5 million. The Company will not amortize the goodwill, but will measure the impairment of goodwill in accordance with SFAS No. 142.

     The following unaudited pro forma summary results of operations assumes that the acquisition had been acquired as of January 1, 2001:


                                      Three Months Ended
                                        March 31, 2001
                                      ------------------
                                    (Dollars in thousands
                                    except per share data)

     Sales                                  $  957
     Net (loss)                               (263)
     (Loss) per share - diluted             $   -

     The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2001, nor should such information be construed as being a representation of the future results of operations of the Company.

4.   INVESTMENT

     At March 31, 2002 investments have a cost and estimated fair value of $250,000. The equity securities were acquired in exchange for 125,000 shares of the Company's Series B Convertible Preferred Stock.

5.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended March 31, 2002 and 2001 potential common shares were not used in the computation of diluted loss per common shares as their effect would be antidilutive.

6.   NOTE PAYABLE

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

     The lender recategorized a portion of the line of credit as an equipment term loan. Details are included in the debt footnote.

     The note agreements contain requirements for maintaining certain levels of tangible net worth (as defined) and working capital.

7.   DEBT

     Short term debt consists of:

                                                 March 31,      December 31,
                                                   2002            2001
                                                -----------     -----------

 Line of credit with a financing company        $   559,328     $   583,107

 Notes payable to unrelated third parties
  interest at 8%, due on demand                     127,353         145,259

 Notes payable to unrelated third party,
  interest at 12%, due December 31, 2002            250,000            -
                                                -----------     -----------
                                                $   936,681     $   728,366
                                                ===========     ===========

     Long term debt consists of:
                                                 March 31,      December 31,
                                                   2002            2001
                                                -----------     -----------

  Note payable (equipment loan) to financing
  company through May 2005, payable at $6,250
  per month plus interest at prime plus 2.25%
  collateralized, guaranteed, and subject to
  the same provisions as the line of credit     $   184,784     $   206,344

  Capital lease payable to a financing
  company through September 2002, payable
  at $216 per month including interest at
  13.5%, collateralized by specific equipment           842           1,844
                                                -----------     -----------
                                                    185,626         208,188

  Less: Current Maturities                          185,626         208,188
                                                -----------     -----------
                                                $      -        $      -
                                                ===========     ===========

     At March 31, 2002 and December 31, 2001, the Company was not in compliance with debt covenants and accordingly, has classified approximately $115,000 and $133,000, respectively of notes payable as a current liability.

8.   STOCKHOLDERS' EQUITY

     On March 1, 2002, the Company issued five shares of its Series C Convertible Preferred Stock and received proceeds of $500,000 from an unrelated accredited investor. Each share of Series C Convertible Stock is convertible into 2,000,000 shares of Common Stock.

9.   STOCKHOLDERS' LOANS PAYABLE

     Loans payable to stockholders bear interest at various rates from 6.5% to 12% and mature on various dates through April 2005. Stockholder loans at March 31, 2002 of $444,500 on the books of the Company's subsidiary Buhl, subordinate to the financing company debt. Interest expense on the stockholders' loans payable was $15,245 and $2,680 for the three months ended March 31, 2002 and 2001, respectively.

     During the first quarter of 2002, the Company entered into a settlement agreement with one of its loan holders whereby the shareholder forgave $26,362 of his loan and accrued interest. The Company recorded the settlement as an equity transaction and increased additional paid in capital.

10.  RELATED PARTY TRANSACTION

     On February 21, 2002, the Company loaned Agence 21, Inc., a related party, $120,000. The note bears interest at 14% and is due December 31, 2002. For the three months ended March 31, 2002 the Company recorded interest income of $1,800.

11.  SEGMENT INFORMATION

     The Company has five reportable business segments, the manufacturer of projection and lighting technology and electrical sockets, the point of purchase marketing group, IT services, the prime and sub-prime mortgage broker, and print and internet marketing services.

     The manufacturer of projection and lighting technology and electrical sockets segment provides lighting products to distributors and end-users.

     The IT services segment is focused upon gathering requirements, designing, evaluating and contracting managed service relationships for client projects and company operating units.

     The point of purchase marketing group provides creative design services and displays to a variety of consumer product companies. This group was just formed during March 2002, and the group had no revenues or expenses during the three months ended March 31, 2001.

     The prime and sub-prime mortgage broker segment originates residential mortgage loans directly through its own marketing efforts and also closes residential mortgage loans for other licensed mortgage brokers.

     The print and internet marketing segment provides services to the retail, wholesale, manufacturing and service industries.

     The reportable segments are each managed separately because they are distinct and separate enterprises.

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

     The following is a summary of key financial data:

     Revenue:
      Manufacturing of projection and
       lighting technologies and electrical
       sockets                                  $  736,745     $     -
      IT services                                   38,260           -
      Prime and Sub-prime mortgage broker          541,748           -
      Print and internet marketing                    -            26,031
                                                ----------     ----------
                                                $1,316,753     $   26,031
                                                ==========     ==========

     Operating (loss) income:
      Manufacturing of projection and
       lighting technologies and electrical
       sockets                                  $  (41,226)    $     -
      IT services                                   37,917           -
      Prime and Sub-prime mortgage broker           33,870           -
      Print and internet marketing                    -          (108,023)
      Unallocated selling, general and
       administrative expenses                    (194,134)          -
      Other income                                   4,053           -
      Interest expense                             (48,737)        (7,754)
      Loss before provision for (benefit from)  ----------     ----------
       income taxes                             $ (208,257)    $ (115,777)
                                                ==========     ==========

12.  RECENT ACCOUNTING PRONOUNCEMENTS.

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first quarter of 2001 includes no amortization expense.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and also supercedes the accounting and reporting provisions of
APB Opinion No. 30, "Reporting the Results of Operations   Reporting the
Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Event and Transactions," for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broaden the separate presentation of discontinued operations in the income statement required by APB Opinion No. 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The effect of adoption of SFAS No. 144 was not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial, and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by AdPad pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors. These include factors discussed elsewhere herein and in the Risk Factors section of our Form 10-KSB.

     OVERVIEW

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's results may be affected by various trends and factors, which are beyond the Company's control. These include factors discussed elsewhere herein and in the Risk Factors section of our Form 10-KSB.

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

     REVENUES

     Net revenues for the three months ended March 31, 2002 increased to $1,316,753 from $26,031 for the three months ended March 31, 2001. The Company attributes the increase primarily to the inclusion of revenues from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     COST OF SALES

     Cost of sales for the three months ended March 31, 2002 increased to $902,305 from $14,994 for the three months ended March 31, 2001. The Company attributes the increase primarily to the inclusion of cost of goods sold from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended March 31, 2002 increased to $578,021 from $119,060 for the three months ended March 31, 2001. The Company attributes the increase primarily to the inclusion of selling, general and administrative expenses of its newly acquired subsidiary.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for funds has increased from period to period, as it has incurred expenses for among other things, research and development; marketing activities; operations; and, attempts to raise the necessary capital to expand the Company's capacity. The Company has funded these needs through private placements of its equity and advances from its shareholders. The Company has a line of credit with a financing company, but as of March 31, 2002 the Company was not in compliance with the debt covenants. The Company is currently working with the lender on a work-out basis to correct the non-compliance issues. In addition the Company's auditors' report for the year ended December 31, 2001 dated April 2002, expressed an opinion as to the Company continuing as a going concern. Management believes that cash flows from future operations combined with its ability to raise additional equity capital ($500,000 was raised during the first three months of 2002) will be sufficient to fund its operations for the near term. Such statements constitutes a Forward-Looking Statement. Factors which could cause the Company to require additional capital include, among other things, a softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital and net losses that could result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may preclude the Company from raising debt or equity financing.

     In February 2002, the Company established a point of purchasing marketing division, Blue Flying Fish Merchandising Group, for the purpose of finding and acquiring management and companies with successful track record in Specialty Media industry, specifically Point-of-Purchase Display and In-Store Marketing.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

     On March 1, 2002, the Company sold five shares of its Series C Convertible Preferred Stock to one accredited investor for $500,000 in cash. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The investor received complete information concerning the Company, and the certificate for the shares contains a restrictive legend.

     On February 21, 2002, the Company granted an option to purchase five shares of the Company's Series D Preferred Stock to an entity owned by the Company's COO which pledged undeveloped real estate valued at $450,000 for a loan to the Company in the amount of $250,000. This option was granted in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. The entity received complete information concerning the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  None.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during this reporting period.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AdPads Incorporated


Dated:  May 15, 2002              By: /s/ Mark E. Spargo
                                      Mark E. Spargo
                                      Chief Executive Officer