Form 10QSB
period 2002-06-30
ADPADS INC
filed 2002-08-19
CIK 1100362

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  June  30,  2002

                OR

[  ]        TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
            THE  SECURITIES  EXCHANGE  ACT  OF  1934

         For  the  transition  period  from  ____________  to  _____________

                       Commission  File  Number  000-30563

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

YES  X        NO
    --

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At August 15, 2002 there were 49,291,474 shares of Common Stock, $.0001 par value, outstanding.

                               ADPADS INCORPORATED

                                      INDEX
                                      -----

Page
----

Part  I.       Financial  Information                                        1

  Item  1.     Financial  Statements

               Condensed  Consolidated  Balance  Sheets  as  of  June  30,
                2002  (unaudited)  and  December  31,  2001                  2  -  3

              Condensed  Consolidated  Statements  of  Operations  for  the
                Three  and  Six  Months  Ended  June  30,
                2002  and  2001  (unaudited)                                 4

             Condensed  Consolidated  Statements  of  Cash  Flows  for
                the  Six  Months  Ended  June  30,  2002  and  2001
                (unaudited)                                                  5  -  6

             Notes  to  Consolidated  Financial  Statements  (unaudited)     7  -  18

  Item  2.   Management's  Discussion  and  Analysis
              or  Plan  of  Operations                                       19  -  22

Part  II.     Other  Information

  Item  1.    Legal  Proceedings                                             23
  Item  2     Changes  in  Securities                                        23
  Item  3     Defaults  upon  Senior  Securities                             23
  Item  4     Submission of Matters to a Vote of Security Holders            23
  Item  5.    Other  Information                                             23
  Item  6.    Exhibits  and  Reports  on  Form  8-K                          23

Signatures                                                                   24

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

     The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       ADPADS INCORPORATED AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30,     December 31,
                                        -------------    ------------
                                             2002           2001
                                          (Unaudited)

                                     ASSETS
Current Assets:
  Cash                                   $    49,822    $    26,962
  Marketable securities                      250,000              -
  Accounts receivable - less allowance
   of $4,000 in 2002 and 2001                386,266        357,791
  Note receivable-related party              120,000              -
  Accounts receivable - related party          5,962        106,418
  Inventories                                607,473        751,551
  Prepaid expenses and other current
   assets                                     80,586         37,288
                                         -----------    -----------
      Total Current Assets                 1,500,109      1,280,010
                                         -----------    -----------
Property, plant and equipment - net          776,750        813,563

Cash, restricted for collateral against
  line of credit agreement                   100,000        100,000

Goodwill                                   1,456,698      1,456,698

Intangible assets-net                        136,052        150,354

Investment                                         -        250,000
                                         -----------    -----------
  TOTAL ASSETS                           $ 3,969,609    $ 4,050,625
                                         ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                       ADPADS INCORPORATED AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,     December 31,
                                                                2002           2001
                                                           -------------  -------------
                                                            (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                             $   860,764   $   728,366
  Current portion of long term debt                             166,459       208,188
  Accounts payable                                            1,167,792     1,075,446
  Accrued expenses                                              566,252       338,359
  Account payable - related party                               492,985       748,532
  Notes payable - related party                                  50,008             -
  Stockholder loans' payable                                    276,053       302,432
                                                           ------------  ------------
      Total Current Liabilities                               3,580,313     3,401,323
                                                           ------------  ------------
Notes payable - related party                                    50,000             -
Stockholder loans payable-subordinated                          426,830       472,097
      Total Liabilities                                       4,057,143     3,873,420

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Series A Convertible Preferred stock, no par value,
     authorized 5,000,000 shares; 4,793,333 outstanding,
     liquidation preference of $47,333                               48            48
  Series B Convertible Preferred stock, no par value,
     authorized 125,000 shares; 125,000 outstanding,
     liquidation preference of $1,000,000                       250,000       250,000
  Series C Convertible Preferred stock, no par value,
     authorized 5 shares; 5 shares outstanding in 2002,
     liquidation preference of $500,000                         500,000             -
  Series D Convertible Preferred stock, no par value,
     authorized 5 shares; -0- shares outstanding in 2002,
     liquidation preference of $500,000                               -             -
  Common stock, no par value
    authorized 50,000,000; outstanding 49,291,474 shares      1,068,198     1,068,198
  Additional paid-in-capital                                     26,382             -
  Accumulated deficit                                        (1,932,162)   (1,141,041)
                                                           ------------  ------------
      Total Stockholders' Equity (Deficit)                      (87,534)      177,205
                                                           ------------  ------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                      $ 3,969,609   $ 4,050,625
                                                           ============  ============
See accompanying notes to condensed consolidated financial statements.

                       ADPADS INCORPORATED AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Six Months Ended June 30,    Three Months Ended June 30,
                                                   --------------------------    ---------------------------
                                                         2002          2001          2002          2001
                                                        ------        ------        ------        ------
Net Sales (including sales from a related party of
  $88,059 and $61,250 for the six and three
  months ended June 30, 2002, respectively)         $ 2,458,557   $    99,467     $ 1,141,804   $    73,436
                                                   ------------   ------------    ------------  ------------
Costs and expenses:
  Cost of sales                                       1,756,437        31,536         854,132        16,542
  Selling, general and administrative                 1,403,878       260,554         825,857       141,494
                                                   ------------   ------------    ------------  ------------
                                                      3,160,315       292,090       1,679,989       158,036
                                                   ------------   ------------    ------------  ------------
Loss from operations                                   (701,758)     (192,623)       (538,185)      (84,600)
Other income                                              5,854             -           1,801             -
Interest expense                                        (95,218)      (16,056)        (46,481)       (8,302)
                                                   ------------   ------------    ------------  ------------
Net loss                                            $  (791,122)  $  (208,679)    $  (582,865)  $   (92,902)
                                                   ============   ============    ============  ============
Loss per common share - basic and diluted           $     (0.02)  $     (0.01)    $     (0.01)  $         -
                                                   ============   ============    ============  ============
Weighted average number of
 common shares outstanding - basic and diluted       49,291,474    25,330,362      49,291,474    25,580,362
                                                   ============   ============    ============  ============

See accompanying notes to condensed consolidated financial statements.

                       ADPADS INCORPORATED AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Six Months Ended June 30,
                                               ---------------------------
                                                    2002          2001
                                                   ------        ------
Cash flows from operating
activities:
  Net loss                                     $  (791,122)   $  (208,679)
Adjustments to reconcile net
 loss to net cash flows from operating
 activities:
  Depreciation and amortization                     67,557         23,076
  Issuance of common stock for services                  -         40,000
Changes in operating assets
and liabilities:
  Accounts receivable-trade and related party       71,981          2,401
  Inventories                                      144,078          4,063
  Prepaid expenses and other current assets        (43,298)       (81,124)
  Accounts payable and accrued expenses            127,676         21,854
  Deferred revenue                                       -         28,939
                                               ------------  ------------
Net Cash Used In Operating Activities             (423,128)      (169,470)
                                               ------------  ------------

Cash flows from investing activities:
  Purchase of property, plant
  and equipment                                    (16,442)        (9,818)
Advances to related party                         (120,000)             -
                                               ------------  ------------
  Net Cash Used in
   Investing Activities                           (136,442)        (9,818)

Cash flows from financing
 activities:
  Proceeds from cash overdrafts                          -         (4,821)
  Repayments of stockholders loans                (116,496)             -
  Proceeds from sale of preferred stock            500,000         50,000
  Loans from stockholders                          148,008        145,535
  Payments on debt                                (224,853)        (7,044)
  Proceeds from issuance of debt                   275,771              -
                                               ------------  ------------
    Net Cash Provided by Financing Activities      582,430        183,670
                                               ------------  ------------
Net Increase in Cash                                22,860          4,382
Cash  - beginning of year                           26,962              -
                                               ------------  ------------
Cash - end of period                             $  49,822       $  4,382
                                               ============  ============

Supplemental Cash Flow Information:
  Interest Paid                                  $   7,171       $  2,758
                                               ============  ============
Non-Cash Financing Activities:
  Settlement with preferred shareholders         $  26,382       $      -
                                               ============  ============

See accompanying notes to condensed consolidated financial statements.

                               ADPADS INCORPORATED
                                  AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.     Basis  of  Presentation

     The condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for all periods presented have been made. The information for December 31, 2001 was derived from audited financial statements.

     The Company incurred a net loss of approximately $538,000 during the year ended December 31, 2001 and the Company has continued to incur losses for the six months ended June 30, 2002. As of June 30, 2002 its current liabilities exceeded its current assets by approximately $2,080,000. The Company is also not in compliance with certain debt covenants. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to increase profitability through elimination of product lines which generate small gross margins as well as developing improved processes of manufacturing products, including the use of subcontractors. The Company continues to investigate future acquisitions.
Management has also raised $500,000 in equity capital during the first six months of 2002. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   Description  of  business  and  certain significant accounting principles

     Adpads Incorporated and its subsidiaries (the "Company" or "Adpads") operate in various business segments. In December 2001, the Company completed an acquisition of 100% of the outstanding common stock of Blue Flying Fish, Inc., a Delaware Corporation ("BFFI").

     BFFI is a diversified holding company which as of June 30, 2002 comprised of five operating divisions: Buhl Industries ("BUHL"); First American Mortgage Group ("FAMG"); BFFI Services ("BFFI Services"), Blue Flying Fish Merchandising Group ("BFF Merchandising Group") and the Print and Internet marketing segment.

     During the second quarter of this year, the Company implemented its strategy to redirect its specialty media division from the print and internet marketing services to point of purchase display design, marketing and manufacturing services. Therefore, the Company is winding down its print and internet marketing services during 2002 and expects that the impact on operations and liquidity will be minimal. The Company expects BFF Merchandising Group to become its fastest growing division in 2002.

     BFFI management focuses on key areas to implement change: sales and marketing, cash flow management, strategic planning, M&A, and applied technology services to reduce costs, expand distribution and implement high quality Customer Relationship Management systems. Currently, BFFI's biggest subsidiary in Buhl. Established in 1953, Buhl is a manufacturer of projection and lighting technology and electrical sockets. BFFI's second largest division is FAMG, which was started in June of 2001. It is a prime and sub-prime mortgage broker with offices in five states. BFFI's other division is BFFI Services. Under current economic climate, the Company does not anticipate the services division to grow significantly. Launched in September of 2001, it is a professional services consulting firm focusing upon outsourced management, technology strategy, system design, development, deployment and aggregation of best-of-breed Managed Service Producers relationships for clients and subsidiaries.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include
     ---------------------------
the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.


     RESTRICTED  CASH  -  At  June  30,  2002,  cash  in  amount of $100,000 was
     ----------------
restricted from use. This amount is held by the financing company as additional collateral and will remain with the financing company for the duration of the line-of-credit agreement (See Note 6 of Notes to Condensed Consolidated Financial Statements).

     REVENUE  RECOGNITION  -  Revenues  from the lighting segment are recognized
     --------------------
when goods are shipped and the title passes to the customer. Accrual for estimated returns and allowances are recorded at the time of shipment.

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

     Revenues from the Prime and Sub-Prime mortgage broker is recognized when the mortgage loans close and after the expiration of the statutory rescission period.

3.     Acquisition

          On December 6, 2001 the Company completed the acquisition of 100% of the outstanding common stock of Blue Flying Fish, Inc. ("BFFI") in exchange for shares of the Company's Common Stock and Series A Convertible Preferred Stock. The purchase price was approximately $1.5 million. The Company issued a total of 18,800,000 shares of Common Stock and 4,783,333 of its Series A Convertible Preferred Stock to the shareholders of BFFI. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of BFFI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over net assets acquired is approximately $1.5 million. The Company will not amortize the goodwill, but will measure the impairment of goodwill in accordance with SFAS No. 142. Such initial goodwill impairment test under SFAS No. 142 has not been completed.

          The following unaudited pro forma summary results of operations assumes that the acquisition had been acquired as of January 1, 2001:

                               Six Months Ended  Three Months Ended
                                    June 30,          June 30,
                                   ----------        --------
                                      2001             2001
                                     -------          ------
                           (Dollars in thousands except per share data)
Sales                                $1,530           $ 573
Net (loss)                             (491)           (228)
(Loss) per share-diluted             $    -           $   -

          The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2001, nor should such information be construed as being a representation of the future results of operations of the Company.

4.     Investment/Marketable  Securities

     At June 30, 2002 investments/marketable securities have a cost and estimated fair value of $250,000. The equity securities were acquired in exchange for 125,000 shares of the Company's Series B Convertible Preferred Stock.

     The original investment represented 3,000,000 shares or 12% of Agence 21, Inc., a private company. In April 2002, Agence 21, Inc. entered into a reverse acquisition with Saratoga Holdings, Inc., a public entity. After the reverse acquisition the Company owned 1,000,000 shares of the public entity, which subsequently changed its name to Agence21 Group, Inc.

     The Company classified its investment/marketable securities in equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as cumulative other comprehensive income. The fair value of marketable securities is based on quoted market prices.

5.     Earnings  (loss)  Per  Share

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the six months and three months ended June 30, 2002 and 2001, potential common shares were not used in the computation of diluted loss per common shares as their effect would be antidilutive.

6.     Note  Payable

     The Company's wholly owned subsidiary, Buhl, entered into a three-year revolving line of credit agreement with a financing company in March 2000, which is collateralized by substantially all of Buhl's corporate assets and is personally guaranteed by several stockholders. The revolving credit facility has an overall limitation of $2,775,000, not to exceed a defined combination of 75% of eligible accounts receivable plus 75% of the appraised liquidation value of finished goods inventory and 35% of the appraised liquidation value of machinery and equipment. Interest is charged at the prime rate plus 2.25% and is payable monthly. Additionally, Buhl is required to pay an administration fee of $750 per month, and facility fees of of 1% of the line of credit payable at the closing date; and of 1% of the line of credit payable on each anniversary of the closing date thereafter.
                                      -10-

     The lender recategorized a portion of the line of credit as an equipment term loan. Details are included in the debt footnote.

     The note agreements contain requirements for Buhl for maintaining a level of tangible net worth of $1,250,000 and working capital must not be less than $400,000.

7.     Debt

Short  term  debt  consists  of:

                                          June 30,  December 31,
                                            2002      2001
                                          --------  --------
Line of credit with a financing company   $457,640  $583,107

Notes payable to unrelated third parties
  interest at 8 %, due on demand           153,124   145,259

Note payable to unrelated third party,
  interest at 12%, due December 31, 2002   250,000         -
                                          --------  --------

                                          $860,764  $728,366
                                          ========  ========


     Long  term  debt  consists  of:

                                               June 30,  December 31,
                                                 2002      2001
                                               --------  --------
Note payable (equipment loan) to financing
 company through May 2005, payable at
 $6,250 per month plus interest at prime plus
 2.25% collateralized, guaranteed, and
 subject to the same provisions as
 the line of credit                            $166,034  $206,344

Capital lease payable to a financing company
 through September 2002, payable at $216
 per month including interest at 13.5%,
 collateralized by specific equipment               425     1,844
                                               --------  --------
                                                166,459   208,188

Less: Current Maturities                        166,459   208,188
                                               --------  --------
                                               $      -  $      -
                                               ========  ========


     At June 30, 2002 and December 31, 2001, the Company was not in compliance with debt covenants and accordingly, has classified approximately $91,000 and $133,000, respectively of notes payable as a current liability. The Company is currently working with the lender on a work-out basis to correct the non-compliance issues.

8.     SHAREHOLDERS'  EQUITY  (DEFICIENCY)

Common  Stock
-------------

a) During January 2001 the Company issued 500,000 shares of its common stock with a fair market value of $40,000 for marketing services.

b) During May 2001 the Company sold 1,000,000 shares of its common stock for $50,000.

c) On December 6, 2001, the Company issued 18,800,000 of its common stock in connection with its acquisition of BFFI. See Note 3 of Notes to Condensed Consolidated Financial Statements.

d) In compliance with the condition to closing the transaction with BFFI, the Company converted $220,000 of outstanding debt into 4,400,000 restricted shares of the Company's common stock at a price of $.05 per share.

     Preferred  Stock
     ----------------

a) On December 6, 2001 the Company issued 4,783,333 shares of its Series A Convertible Preferred Stock in connection with its acquisition of BFFI. See
     Note  3  of  Notes  to  Condensed  Consolidated  Financial  Statements.

b)   On  December  6,  2001  the  Company  issued  10,000 shares of its Series A
     Convertible Preferred Stock as a finder's fee in connection with its acquisition of BFFI. See Note 3 of Notes to Condensed Consolidated Financial Statements.

c) On December 15, 2001 the Company issued 125,000 shares of its Series B Convertible Preferred Stock in exchange for 3,000,000 shares of its common stock of Agency 21, Inc. See Note 4 of Notes to Condensed Consolidated Financial Statements.

d) On March 1, 2002 the Company issued five shares of its Series C Convertible Preferred Stock and received proceeds of $500,000 from an unrelated accredited investor. Each share of Series C Convertible Stock is convertible into 2,000,000 common shares per $100,000 of investment.

     The  Series  A  Convertible  Preferred  Stock  and the Series B Convertible
Preferred Stock (the "Preferred Stock") are convertible into shares of the Company's Common Stock at the rate of one share of Preferred Stock for 120 shares and 400 shares, respectively of Common Stock. Each share of Series C Convertible Stock is convertible into 2,000,000 shares of common stock. The Company has less then 700,000 shares of authorized and unissued Common Stock and therefore, the Preferred Stock cannot be converted unless and until the number of authorized shares of Common Stock is increased significantly or unless there is a significant reverse split, both of which actions require shareholder approval. The Company intends to seek shareholder approval of a one for 40 reverse stock split as soon as the Company can prepare proxy materials and have them reviewed by the Securities and Exchange Commission. If and when the shareholders approve the one for forty reverse stock split, the holders of the Preferred Stock will be able to convert their shares of Preferred Stock into Common Stock on a three to one and ten to one shares of Common Stock for Preferred Series A and B, respectively.

9.     STOCKHOLDERS  LOANS  PAYABLE

     Notes payable to stockholders bear interest at various rates from 6.5% to 12% and mature on various dates through April 2005. Stockholder loans at June 30, 2002 and December 31, 2001 of $426,830 and $472,097, respectively, on the books of the Company's subsidiary, Buhl, subordinate to the financing company debt. (See Note 7 of Consolidated Financial Statements) Interest expense on the stockholders' loans payable was $28,234, $5,620, $12,989 and $2,940 for the six months and three months ended June 30, 2002 and 2001, respectively.

     During the first quarter of 2002, the Company entered into a settlement agreement with one of its loan holders whereby the shareholder forgave $26,362 of his loan and accrued interest. The Company recorded the settlement as an equity transaction and increased additional paid-in-capital.

10.     Related  Party  Transaction

a. On February 21, 2002, the Company loaned Agence 21, Inc., a related party, $120,000. The note bears interest at 14% and is due December 31, 2002. For the six months ended June 30, 2002 the Company recorded interest income of $3,600.

b. On June 24, 2002, Buhl entered into an agreement with Buhl Europe, a related party, to settle a liability of $566,814. Buhl agreed to the following:

     1. Buhl agreed to deliver Buhl Europe 100,000 GHV sockets to Vega International on behalf of Buhl Europe by December 31, 2002 for $240,000.

     2. Buhl agreed to an eighteen month note of $100,008, with monthly payment of $5,556 beginning October 1, 2002 and ending March 1, 2004.

     3. The Company agreed to issue 94,503 shares of post-reverse split APAD common stock (implied valuation of $2.40 per share or $226,806). The stock, when issued, will have usual and customary piggy-back registration rights.

11.     SEGMENT  INFORMATION

     The Company has five reportable business segments, the manufacturer of projection and lighting technology and electrical sockets, the point of purchase marketing group, IT services, the prime and sub-prime mortgage broker and print and internet marketing services.

     The manufacturer of projection and lighting technology and electrical sockets segment provides lighting products to distributors and end-users.

     The IT services segment is focused upon gathering requirements, designing, evaluating and contracting managed service relationships for client projects and company operating units.

     The point of purchase marketing group provides creative design services displays to a variety of consumer product companies. This group was just formed during March 2002.

     The prime and sub-prime mortgage broker segment originates residential mortgage loans directly through its own marketing efforts and also closes residential mortgage loans for other licensed mortgage brokers.

     The print and internet marketing segment provides services to the retail, wholesale, manufacturing and service industries. The has began to wind down operations of the print and internet marketing services during 2002 and expects the impact on operations and liquidity to be immaterial.

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

     The  following  is  a  summary  of  key  financial  data:

                                            Six months ended June 30,  Three months ended June 30,
                                                 2002         2001        2002        2001
                                             -----------  ----------  -----------  ---------
Revenue:
        Manufacturing of projection and
        lighting technologies and electrical
         sockets                              $1,576,454   $       -   $  839,709   $      -
        IT services                               63,640           -       25,380          -
        Prime and Sub-prime mortgage broker      795,593           -      253,845          -
        Point of purchase marketing               20,750           -       20,750          -
        Consulting services                        2,120           -        2,120          -
        Print and internet marketing                   -      99,467            -     73,436
                                             -----------  ----------  -----------  ---------
                                              $2,458,557   $  99,467   $1,141,804   $ 73,436
                                              ===========  ==========  ===========  =========

Operating (loss) income:
        Manufacturing of projection and
         lighting technologies and electrical
         sockets                              $  (13,301)  $       -   $   27,925   $      -
        IT services                               17,098           -      (20,819)         -
        Prime and Sub-prime mortgage broker      (96,894)          -     (130,764)         -
        Print and internet marketing                   -    (192,623)           -    (84,600)
        Point of purchase marketing             (303,216)          -     (303,216)         -
        Consulting services                        2,120           -        2,120          -
        Unallocated selling, general and
         administrative expenses                (307,565)          -     (113,431)         -
        Other income                               5,854           -        1,801          -
        Interest expense                         (95,218)    (16,056)     (46,481)    (8,302)
                                             -----------  ----------  -----------  ---------
            Loss before provision for
        (benefit from) income taxes           $ (791,122)  $(208,679)  $ (582,865)  $(92,902)
                                              ===========  ==========  ===========  =========

12.     Recent  Accounting  Pronouncements

          On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142, however, the six months and three months ended June 30, 2001 includes no amortization expense.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

13.     OTHER  MATTERS

     On January 2, 2002, the Board of Directors approved the adoption of the Company's Incentive Stock Option Plan ("ISOP"). The Board of Directors will solicit shareholder approval for the ISOP, as required, at the earliest date that such approval may be solicited. As of the balance sheet date, shareholder approval has not been obtained.

     The ISOP allows the Boards of Directors to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. Incentive stock options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board of Directors at the time options are granted. The total number of shares of Common Stock subject to options under the 2002 plan may not exceed 3,000,000 shares (after the proposed 1 for 40 reverse split), subject to adjustment in the event of certain recapitalization, reorganization and similar transactions.

     During 2002, 880,200 (post -split) ISOP options, at fair market value And higher, have been granted.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial, and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in the Internet industry or in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth.

     Overview

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's results may be affected by various trends and factors, which are beyond the Company's control. These include factors discussed elsewhere herein.

Critical  Accounting  Policies
------------------------------

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investment, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions or conditions may differ from these estimates.

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

     The Company pursues strategic acquisitions. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments carrying value, thereby possibly requiring an impairment charge in the future.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than no to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize its deferred assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Six  Months  Ended  June  30,  2002 versus  Six  Months  Ended  June  30,  2001

     Revenues
     --------

     Net revenues for the six months ended June 30, 2002 increased to $2,458,557 from $99,467 for the six months ended June 30, 2001. The Company attributes the increase primarily to the inclusion of revenues from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     Cost  of  Sales
     ---------------

     Cost of sales for the six months ended June 30, 2002 increased to $1,756,437 from $31,536 for the six months ended June 30, 2001. The Company attributes the increase primarily to the inclusion of cost of goods sold from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     Selling,  General  and  Administrative
     --------------------------------------

     Selling, general and administrative expenses for the six months ended June 30, 2002 increased to $1,403,878 from $260,554 for the six months ended June 30, 2001. The Company attributes the increase primarily to the inclusion of selling, general and administrative expenses of its newly acquired subsidiary.

Three  Months  Ended  June  30,  2002 versus  Three Months Ended June 30, 2001

     Revenues
     --------

     Net revenues for the three months ended June 30, 2002 increased to $1,141,804 from $73,436 for the three months ended June 30, 2001. The Company attributes the increase primarily to the inclusion of revenues from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     Cost  of  Sales
     ---------------

     Cost of sales for the three months ended June 30, 2002 increased to $854,132 from $16,542 for the three months ended June 30, 2001. The Company attributes the increase primarily to the inclusion of cost of goods sold from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     Selling,  General  and  Administrative
     --------------------------------------

     Selling, general and administrative expenses for the three months ended June 30, 2002 increased to $825,857 from $141,494 for the three months ended
June 30, 2001. The Company attributes the increase primarily to the inclusion of selling, general and administrative expenses of its newly acquired subsidiary.

     Liquidity  and  Capital  Resources
     ----------------------------------

     The Company's need for funds has increased from period to period, as it has incurred expenses for among other things, research and development; marketing activities; operations; and, attempts to raise the necessary capital to expand the Company's capacity. The Company has funded these needs through private placements of its equity and advances from its shareholders. The Company has a line of credit with a financing company, but as of June 30, 2002 the Company was not in compliance with the debt covenants. Due to reduced volume and historical losses after the initiation of the lending relationship with Rosenthal & Rosenthal, Inc. ("Rosenthal"), Buhl Industries, Inc. ("Buhl") is in technical violation of various financial and other covenants in the loan agreement. Rosenthal has not formally called a default due to these technical violations and Buhl is in the process of renegotiating the agreement with Rosenthal in light of the changes in the Company. The report of Amper, Politziner & Mattia, P.A. relating to the audit of the Company's financial statement for the year ended December 31, 2001, was prepared on a going concern basis. The report notes that the Company incurred a net loss of approximately $538,000 during the year ended December 31, 2001, and as of that date the Company's current liabilities exceeded current assets by approximately $2,121,000. The Company has a continued need for financing. The financing environment cannot be predicted with certainty. Required funds may not be available, and if available, any result in dilution to current shareholders. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of the ten existing shareholders of the Company will be reduced, and such securities may have rights, preferences or privileges senior to those the then-existing holders of the Company's common stock. There can be no assurance that additional financing will be available or favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its future needs. Such inability could have a material adverse effect on the Company's business results of operations and financial condition and its ability to continue as a going concern.

     Factors which would cause the Company to require additional capital include, among other things, a softening in the demand for the Company's existing products, an inability to respond to customer demand for new products, potential acquisitions requiring substantial capital and net losses that could result in net cash being used in operating, investing and/or financing activities which result in net decreases in cash and cash equivalents. Net losses may preclude the Company from raising debt or equity financing.

     In March 2002, the Company established a point of purchasing marketing division, Blue Flying Fish Merchandising Group, for the purpose of finding and acquiring management and companies with successful track record in Specialty Media industry, specifically Point-of-Purchase Display and In-Store Marketing.

Part  II          Other  Information


     Item  1     Legal  Proceedings


     The  Company  is  not  party  to  any  material  legal  proceedings.


     Item  2     Changes  in  Securities

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


     Item  3.  Defaults  Upon  Senior  Securities

     None.

     Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     None.

     Item  5.     Other  Information

     None.

     Item  6     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits


     (b)     Reports  on  Form  8-K.
             No reports on Form 8-K were filed during this reporting period.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        AdPads  Incorporated


                                        BY:  /s/
                                             ------------------
                                              Chief  Executive
                                              Officer


                                        BY:  /s/
                                             ------------------
                                             Erica  Ventley
                                             Chief  Financial
                                             Officer
Dated:  August  19,  2002