Form 10-K/A
period 2001-12-31
ADPADS INC
filed 2002-10-16
CIK 1100362

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                            AMENDMENT NO. 1 TO
                                FORM 10-KSB

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

STOCKHOLDER LOANS

     One of the Company's subsidiaries, Buhl Industries, Inc., has historically borrowed money from several of its subsidiaries for operating capital. (See Note 11 to the financial statements for Adpads Incorporated). As of December 31, 2001, Buhl Industries owed Jane Kyhl-Fritsch, a principal shareholder of the Company, the sum of $335,000. This loan is due in April 2005 and bears interest at 6.5%.

     During the period from September through November 2001, the Company also borrowed $76,000 from Realty Development & Management, a Company owned by William Callari, an officer and director of the Company. The balance due on these loans as of December 31, 2001, was $80,658. These loans bear interest at 12%, were subject to a 3% loan origination fee and are due on demand.

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

  3.2     Bylaws                        Incorporated by reference to
                                        Exhibit E to the amendment filed
                                        on May 30, 2000, to the
                                        Registrant's Form 8-K dated
                                        March 21, 2000

  3.3     Articles of Amendment re:     Previously filed
          Series A Preferred Stock

  3.4     Articles of Amendment to      Filed herewith electronically
          the Articles of Incorpora-
          tion of Regents Road, Ltd.

  3.5     Articles of Amendment re:     Filed herewith electronically
          Series B Convertible
          Preferred Stock

  3.6     Articles of Amendment re:     Filed herewith electronically
          Series C Convertible
          Preferred Stock

  3.7     Articles of Amendment re:     Filed herewith electronically
          Series D Convertible
          Preferred  Stock


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

 21       Subsidiaries of the           Previously filed
          Registrant


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

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADPADS INCORPORATED



Dated:  October 16, 2002            By:/s/ Erica Ventley
                                       Erica Ventley, Chief Financial
                                       Officer and Acting Principal
                                       Executive Officer

     In accordance with the Exchange Act, this Amendment No. 1 to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                     Capacity                    Date




/s/ Albert H. Pleus
Albert H. Pleus                  Vice Chairman             October 16, 2002




/s/ William C. Callari
William C. Callari               Chief Operating Officer   October 16, 2002
                                 and Director


/s/ Erica Ventley
Erica Ventley                    Chief Financial Officer   October 16, 2002
                                 and Acting Principal
                                 Executive Officer and
                                 Director

/s/ Gerald Goodman
Gerald Goodman                   Director                  October 16, 2002