Form 10QSB
period 2002-09-30
ADPADS INC
filed 2002-11-19
CIK 1100362

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

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


                                   N/A
        (Former name, former address and former fiscal year, if changed since last report)

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

At November 15, 2002 there were 49,291,474 shares of Common Stock, $.0001 par value, outstanding.

                             ADPADS INCORPORATED

                                    INDEX

                                                                      Page

Part I.  Financial Information ......................................  3

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2002 (unaudited) ........................  4-5

              Condensed Consolidated Statements of Operations for
              the Three and Nine Months Ended September 30,
              2002 and 2001 (unaudited) .............................  6

              Condensed Consolidated Statements of Operations
              and Comprehensive Loss ................................  7

              Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended September 30, 2002 and 2001
              (unaudited) ...........................................  8-9

              Notes to Consolidated Financial Statements
              (unaudited) ...........................................  10-18

     Item 2.  Management's Discussion and Analysis or Plan of
              Operations ............................................  19-24

     Item 3.  Controls and Procedures ...............................  25

Part II.   Other Information

     Item 1.  Legal Proceedings .....................................  26
     Item 2   Changes in Securities .................................  26
     Item 3   Defaults upon Senior Securities .......................  26
     Item 4   Submission of Matters to a Vote of Security Holders ...  26
     Item 5.  Other Information .....................................  26
     Item 6.  Exhibits and Reports on Form 8-K ......................  26

Signatures ..........................................................  27

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

     The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       ADPADS INCORPORATED AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                              2002
                                                          -------------
                                                           (Unaudited)
                                    ASSETS

Current Assets:
  Cash                                                     $    7,746
  Marketable securities                                       370,000
  Accounts receivable - less allowance of $4,000              553,320
  Note receivable-related party                                50,000
  Accounts receivable                                          36,144
  Inventories                                                 565,591
  Prepaid expenses and other current assets                    73,488
                                                           ----------
     Total Current Assets                                   1,656,289
                                                           ----------

Property, plant and equipment - net                           747,254

Cash, restricted for collateral against
  line of credit agreement                                    100,000

Goodwill                                                    1,456,698

Intangible assets-net                                         128,901

Investment                                                       -
                                                           ----------
     TOTAL ASSETS                                          $4,089,142
                                                           ==========






















See accompanying notes to condensed consolidated financial statement.

                      ADPADS INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                              2002
                                                          -------------
                                                           (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes payable                                            $1,105,223
  Current portion of long term debt                           147,284
  Accounts payable                                          1,574,881
  Accrued expenses                                            777,465
  Account payable - related party                             171,017
  Notes payable - related party                                50,008
  Stockholder loans' payable                                  344,018
                                                           ----------
     Total Current Liabilities                              4,169,896
                                                           ----------

Notes payable - related party                                  50,000
Stockholder loans payable-subordinated                        406,093
                                                           ----------
     Total Liabilities                                      4,625,989
                                                           ----------

Commitments and Contingencies

Stockholders' Deficit:
  Series A Convertible Preferred stock, no par value,
   authorized 5,000,000 shares; 4,793,333 outstanding,
   liquidation preference of $47,333                               48
  Series B Convertible Preferred stock, no par value,
   authorized 125,000 shares; 125,000 outstanding,
   liquidation preference of $1,000,000                       250,000
  Series C Convertible Preferred stock, no par value,
   authorized 5 shares; 5 shares outstanding,
   liquidation preference of $500,000                         500,000
  Series D Convertible Preferred stock, no par value,
   authorized 5 shares; -0- shares outstanding,
   liquidation preference of $500,000                            -
  Common stock, no par value authorized 50,000,000;
   outstanding 49,291,474 shares                            1,068,198
  Additional paid-in-capital                                   26,382
  Accumulated deficiency                                   (2,501,475)
  Cumulative other comprehensive income                       120,000
                                                           ----------
     Total Stockholders' Deficit                             (536,847)
                                                           ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $4,089,142
                                                           ==========



See accompanying notes to condensed consolidated financial statement.

                      ADPADS INCORPORATED AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                  Nine Months Ended September 30,  Three Months Ended September 30,
                                  -------------------------------  --------------------------------
                                       2002             2001            2002             2001
                                   ------------     ------------    ------------     ------------
Net Sales (including sales from
 a related party of $149,441 and
 $61,382 for the nine and three
 months ended September 30, 2002,
 respectively)                     $  3,695,823     $    109,010    $  1,237,266     $      9,543
                                   ------------     ------------    ------------     ------------

Costs and expenses:
 Cost of sales                        2,604,221           42,484         847,784           10,948
 Selling, general and
  administrative                      2,302,498          311,095         898,620           50,541
                                   ------------     ------------    ------------     ------------
                                      4,906,719          353,579       1,746,404           61,489
                                   ------------     ------------    ------------     ------------
Loss from operations                 (1,210,896)        (244,569)       (509,138)         (51,946)
Other income                              7,655             -              1,801             -
Interest expense                       (157,194)         (24,083)        (61,976)          (8,027)
                                   ------------     ------------    ------------     ------------
Net loss                           $ (1,360,435)    $   (268,652)   $   (569,313)    $    (59,973)
                                   ============     ============    ============     ============

Loss per common share - basic
 and diluted                       $      (0.03)    $      (0.01)   $      (0.01)    $       -
                                   ============     ============    ============     ============

Weighted average number of
 common shares outstanding
 - basic and diluted                 49,291,474       25,239,826      49,291,474       26,094,474
                                   ============     ============    ============     ============















See accompanying notes to condensed consolidated financial statement.

                      ADPADS INCORPORATED AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (Unaudited)



                                  Nine Months Ended September 30,  Three Months Ended September 30,
                                  -------------------------------  --------------------------------
                                       2002             2001            2002             2001
                                   ------------     ------------    ------------     ------------

Net loss                           $ (1,360,435)    $   (268,652)   $   (569,313)    $    (59,973)

Other comprehensive income
 (expense) net of income taxes:

   Unrealized gain on
    marketable securities               120,000                -         120,000                -
                                   ------------     ------------    ------------     ------------
Comprehensive loss                 $ (1,240,435)    $   (268,652)   $   (449,313)    $    (59,973)
                                   ============     ============    ============     ============
































See accompanying notes to condensed consolidated financial statement.

                      ADPADS INCORPORATED AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  2002            2001
                                              -----------     -----------

Cash flows from operating activities:
  Net loss                                    $(1,360,435)    $  (268,652)
Adjustments to reconcile net
 loss to net cash flows from operating
 activities:
  Depreciation and amortization                   110,686          34,614
Changes in operating assets and liabilities:
 Accounts receivable-trade and related party     (125,255)         (1,393)
 Inventories                                      185,960           4,063
 Prepaid expenses and other current assets        (36,200)        (19,100)
 Due from officer                                    -             (1,884)
 Accounts payable and accrued expenses            471,861          44,343
 Deferred revenue                                    -              1,820
                                              -----------     -----------
     Net Cash Used In Operating Activities       (753,383)       (166,189)
                                              -----------     -----------
Cash flows from investing activities:
 Purchase of property, plant and equipment        (22,924)         (9,991)
 Advances to related party                       (120,000)           -
 Repayments of advances to related parties         70,000            -
                                              -----------     -----------
     Net Cash Used in Investing Activities        (72,924)         (9,991)
                                              -----------     -----------
























See accompanying notes to condensed consolidated financial statement.

                      ADPADS INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  2002            2001
                                              -----------     -----------
Cash flows from financing activities:
 Proceeds from cash overdrafts                       -             (4,821)
 Repayments of stockholders loans                (193,040)           -
 Proceeds from sale of preferred stock            500,000          50,000
 Loans from stockholders                          265,008         150,639
 Payments on debt                                (316,903)        (10,785)
 Proceeds from issuance of debt                   552,026            -
                                              -----------     -----------
     Net Cash Provided by Financing
      Activities                                  807,091         185,033
                                              -----------     -----------

Net Increase in Cash                              (19,216)          8,853
Cash  - beginning of year                          26,962            -
                                              -----------     -----------
Cash - end of period                          $     7,746     $     8,853
                                              ===========     ===========

Supplemental Cash Flow Information:
   Interest Paid                              $     7,171     $      -
                                              ===========     ===========

Non-Cash Financing Activities:
 Settlement with preferred shareholders       $    26,382     $      -
                                              ===========     ===========























See accompanying notes to condensed consolidated financial statement.

                      ADPADS INCORPORATED AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The condensed consolidated balance sheet as of September 30, 2002, and the condensed consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for all periods presented have been made.

      The Company incurred a net loss of approximately $538,000 during the year ended December 31, 2001, and the Company has continued to incur losses for the nine months ended September 30, 2002. As of September 30, 2002 its current liabilities exceeded its current assets by approximately $2.5 million. The Company is also not in compliance with certain debt covenants. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to increase profitability through elimination of product lines which generate small gross margins as well as developing improved processes of manufacturing products, including the use of subcontractors. The Company continues to investigate potential acquisitions. Management has also raised $500,000 in equity capital during the first nine months of 2002. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   Description of business and certain significant accounting principles

     Adpads Incorporated and its subsidiaries (the "Company" or "Adpads") operate in various business segments. In December 2001, the Company completed an acquisition of 100% of the outstanding common stock of Blue Flying Fish, Inc., a Delaware Corporation ("BFFI").

     BFFI is a diversified holding company which as of September 30, 2002 comprised of five operating divisions: Buhl Industries ("BUHL"); First American Mortgage Group ("FAMG"); BFFI Services ("BFFI Services"), Blue Flying Fish Merchandising Group ("BFF Merchandising Group") and the Print and Internet marketing segment.

     During the second quarter of this year, the Company implemented its strategy to redirect it's specialty media division from the print and internet marketing services to point of purchase display design, marketing and manufacturing services. Therefore, the Company is winding down its print and internet marketing services during 2002 and expects that the impact on operations and liquidity will be minimal. The Company expects BFF Merchandising Group to become its fastest growing division in 2002 and 2003.

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

     RESTRICTED CASH - At September 30, 2002, cash in amount of $100,000 was restricted from use. This amount is held by the financing company as additional collateral and will remain with the financing company for the duration of the line-of-credit agreement (See Note 6 of Notes to Condensed Consolidated Financial Statements).

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

     Revenues from the Prime and Sub-Prime mortgage broker are recognized when the mortgage loans close and after the expiration of the statutory rescission period.

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

     The following unaudited pro forma summary results of operations assumes that the acquisition had been acquired as of January 1, 2001:

                                  Nine Months Ended   Three Months Ended
                                    September 30,        September 30,
                                  -----------------   ------------------
                                         2001                2001
                                  -----------------   ------------------
                               (Dollars in thousands except per share data)

     Sales                            $  4,596             $  3,066
     Net (loss)                         (1,731)              (1,240)
     (Loss) per share-diluted         $   -                $   -

     The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2001, nor should such information be construed as being a representation of the future results of operations of the Company.

4.   Investment/Marketable Securities

     At September 30, 2002, investments/marketable securities have a cost of $250,000 and estimated fair value of $370,000. The equity securities were acquired in exchange for 125,000 shares of the Company's Series B Convertible Preferred Stock.

     The original investment represented 3,000,000 shares or 12% of Agence 21, Inc., a private company. In April 2002, Agence 21, Inc. entered into a reverse acquisition with Saratoga Holdings I, Inc., a public entity. After the reverse acquisition the Company owned 1,000,000 shares of the public entity, which subsequently changed its name to a21, Inc.

     The Company classified its investment/marketable securities in equity securities as "available for sale", and accordingly, reflects unrealized gains and losses, net of deferred income taxes, as cumulative other comprehensive income. The fair value of marketable securities is based on quoted market prices.

5.   Earnings (loss) Per Share

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period. For the nine months and three months ended September 30, 2002 and 2001, potential common shares were not used in the computation of diluted loss per common shares as their effect would be antidilutive.

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

7.   Debt

     Short term debt consists of:
                                                     September 30, 2002
                                                     ------------------

     Line of credit with a financing company              $  554,947

     Bridge loan                                              50,000

     Notes payable to unrelated third parties
      interest at 8%, due on demand                           85,015

     Line of credit                                           46,361

     Note payable to unrelated third party,
      interest at 12%, due December 31, 2002                 368,900
                                                          ----------
                                                          $1,105,223
                                                          ==========

     Long term debt consists of:
                                                     September 30, 2002
                                                     ------------------
     Note payable (equipment loan) to financing
      company through May 2005, payable at $6,250
      per month plus interest at prime plus 2.25%
      collateralized, guaranteed, and subject to
      the same provisions as the line of credit           $  147,284

     Less: Current Maturities                                147,284
                                                          ----------
                                                          $     -
                                                          ==========

     At September 30, 2002, the Company was not in compliance with debt covenants and accordingly, has classified approximately $72,000 of notes payable as a current liability. The Company is currently working with the lender on a work-out basis to correct the non-compliance issues.

8.   SHAREHOLDERS' DEFICIENCY

     Common Stock

     a) During January 2001, the Company issued 500,000 shares of its common stock with a fair market value of $40,000 for marketing services.

     b) During May 2001, the Company sold 1,000,000 shares of its common stock for $50,000.

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

     Preferred Stock

     a) On December 6, 2001, the Company issued 4,783,333 shares of its Series A Convertible Preferred Stock in connection with its acquisition of BFFI. See Note 3 of Notes to Condensed Consolidated Financial Statements.

     b) On December 6, 2001, the Company issued 10,000 shares of its Series A Convertible Preferred Stock as a finder's fee in connection with its acquisition of BFFI. See Note 3 of Notes to Condensed Consolidated Financial Statements.

     c) On December 15, 2001, the Company issued 125,000 shares of its Series B Convertible Preferred Stock in exchange for 3,000,000 shares of its common stock of Agency 21, Inc. See Note 4 of Notes to Condensed Consolidated Financial Statements.

     d) On March 1, 2002, the Company issued five shares of its Series C Convertible Preferred Stock and received proceeds of $500,000 from an unrelated accredited investor. Each share of Series C Convertible Stock is convertible into 2,000,000 common shares per $100,000 of investment.

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

9.   STOCKHOLDERS LOANS PAYABLE

     Notes payable to stockholders bear interest at various rates from 6.5% to 12% and mature on various dates through April 2005. Stockholder loans at September 30, 2002, of $406,093, on the books of the Company's subsidiary, Buhl, subordinate to the financing company debt. (See Note 7 of Consolidated Financial Statements) Interest expense on the stockholders' loans payable was $53,069, $24,835, $61,976 and $8,027 for the nine months and three months ended September 30, 2002 and 2001, respectively.

     During the first quarter of 2002, the Company entered into a settlement agreement with one of its loan holders whereby the shareholder forgave $26,362 of his loan and accrued interest. The Company recorded the settlement as an equity transaction and increased additional paid-in-capital.

10.  Related Party Transaction

     a. On February 21, 2002, the Company loaned Agence 21, Inc., a related party, $120,000. The note bears interest at 14% and is due December 31, 2002. During the quarter ended September 30, 2002 the Company received payments of
$70,000.   For the nine months ended September 30, 2002 the Company recorded interest income of $5,400.

     b. On June 24, 2002, Buhl entered into an agreement with Buhl Europe, a related party, to settle a liability of $566,814. Buhl agreed to the following:

          1. Buhl agreed to deliver Buhl Europe 100,000 GHV sockets to Vega International on behalf of Buhl Europe by December 31, 2002 for $240,000.

          2. Buhl agreed to an eighteen month note of $100,008, with monthly payment of $5,556 beginning October 1, 2002, and ending March 1, 2004.

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

     The print and internet marketing segment provides services to the retail, wholesale, manufacturing and service industries. The Company has began to wind down operations of the print and internet marketing services during 2002 and expects the impact on operations and liquidity to be immaterial.

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

     The following is a summary of key financial data:

                                  Nine Months Ended September 30,  Three Months Ended September 30,
                                  -------------------------------  --------------------------------
                                       2002             2001            2002             2001
                                   ------------     ------------    ------------     ------------
Revenue:
 Manufacturing of projection and
  lighting technologies and
  electrical sockets               $ 2,511,982      $    -          $   935,528      $   -
 IT services                            78,395           -               14,755          -
 Prime and Sub-prime mortgage
  broker                               984,832           -              189,239          -
 Point of purchase marketing           118,494           -               97,744          -
 Consulting services                     2,120           -                 -             -
 Print and internet marketing             -           109,010              -            9,543
                                   -----------      ---------       -----------      --------
                                   $ 3,695,823      $ 109,010       $ 1,237,266      $  9,543
                                   ===========      =========       ===========      ========

Operating (loss) income:
 Manufacturing of projection and
  lighting technologies and
  electrical sockets               $    50,352      $    -          $    63,653      $   -
 IT services                            18,731           -                1,633          -
 Prime and Sub-prime mortgage
  broker                              (148,903)          -              (52,009)         -
 Print and internet marketing             -          (244,569)             -          (51,946)
 Point of purchase marketing          (631,275)          -             (328,059)         -
 Consulting services                     2,120           -                 -             -
 Unallocated selling, general
  and administrative expenses         (501,921)          -             (194,356)         -
 Other income                            7,655           -                1,801          -
 Interest expense                     (157,194)       (24,083)          (61,976)       (8,027)
                                   -----------      ---------       -----------      --------
 Loss before provision for
  (benefit from) income taxes      $(1,360,435)     $(268,652)      $  (569,313)     $(59,973)
                                   ===========      =========       ===========      ========

12.  Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan.
Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

     On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

     Additionally, this statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

     This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

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

     During 2002, 880,200 (post -split) ISOP options have been granted.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
2001

     Revenues

     Net revenues for the nine months ended September 30, 2002 increased to $3,695,823 from $109,010 for the nine months ended September 30, 2001. The Company attributes the increase primarily to the inclusion of revenues from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     Cost of Sales

     Cost of sales for the nine months ended September 30, 2002 increased to $2,604,221 from $42,484 for the nine months ended September 30, 2001. The Company attributes the increase primarily to the inclusion of cost of goods sold from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     Selling, General and Administrative

     Selling, general and administrative expenses for the nine months ended September 30, 2002 increased to $2,302,498 from $311,095 for the nine months ended September 30, 2001. The Company attributes the increase primarily to the inclusion of selling, general and administrative expenses of its newly acquired subsidiary.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2001

     Revenues

     Net revenues for the three months ended September 30, 2002 increased to $1,237,266 from $9,543 for the three months ended September 30, 2001. The Company attributes the increase primarily to the inclusion of revenues from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     Cost of Sales

     Cost of sales for the three months ended September 30, 2002 increased to $847,784 from $10,948 for the three months ended September 30, 2001. The Company attributes the increase primarily to the inclusion of cost of goods sold from the Company's subsidiaries which were acquired in the acquisition of BFFI on December 6, 2001.

     Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended September 30, 2002 increased to $898,620 from $50,541 for the three months ended September 30, 2001. The Company attributes the increase primarily to the inclusion of selling, general and administrative expenses of its newly acquired subsidiary.

     Liquidity and Capital Resources

     The Company's need for funds has increased from period to period, as it has incurred expenses for among other things, research and development; marketing activities; operations; and, attempts to raise the necessary capital to expand the Company's capacity. The Company has funded these needs through private placements of its equity and advances from its shareholders. The Company has a line of credit with a financing company, but as of September 30,
2002 the Company was not in compliance with the debt covenants.   Due to
reduced volume and historical losses after the initiation of the lending relationship with Rosenthal & Rosenthal, Inc. ("Rosenthal"), Buhl Industries, Inc. ("Buhl") is in technical violation of various financial and other covenants in the loan agreement. Rosenthal has not formally called a default due to these technical violations and Buhl is in the process of renegotiating the agreement with Rosenthal in light of the changes in the Company. The report of Amper, Politziner & Mattia, P.A. relating to the audit of the Company's financial statement for the year ended December 31, 2001, was prepared on a going concern basis. The report notes that the Company incurred a net loss of approximately $538,000 during the year ended December 31, 2001, and as of that date the Company's current liabilities exceeded current assets by approximately $2,121,000. The Company has a continued need for financing. The financing environment cannot be predicted with certainty. Required funds may not be available, and if available, any result in dilution to current shareholders. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of the ten existing shareholders of the Company will be reduced, and such securities may have rights, preferences or privileges senior to those the then-existing holders of the Company's common stock. There can be no assurance that additional financing will be available or favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its future needs. Such inability could have a material adverse effect on the Company's business results of operations and financial condition.

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

     In February 2002, the Company established a point of purchasing marketing business in BFF Acquisitions, Inc., one of the Company's subsidiaries. This business is conducted under the name Blue Flying Fish Merchandising Group ("BFF MG"), and is engaged in the business of finding and acquiring management and companies with a successful track record in the Specialty Media industry, specifically Point-of-Purchase Display and In-Store Marketing. The Company expects Blue Flying Fish Merchandising Group to become its fastest growing division in 2002 and 2003.

    On October 25th, 2002, an unrelated investor provided BFF MG with a $100,000 short-term loan at 8% interest payable monthly in arrears. BFF MG is obligated to principal repayment equal to 10% of all net revenue collected by BFF MG, directly or through financing sources, net of any advances. The remaining principal is due in a balloon payment on June 30, 2003. In order to induce the lender to issue debt, the Company issued a warrant for the purchase of 20,000 common post-reverse shares at $0.75. There were no other costs associated with this transaction.

     On November 4, 2002, BFF MG signed a joint venture agreement with Showbest Fixtures Corporation in Richmond, Virginia. The joint venture desires to capitalize upon the respective strengths of each organization. BFF MG will be primarily responsible for marketing, sales and design work, while Showbest will concentrate on manufacturing, procurement and assembly. While each party is free to pursue business in any fashion it desires, it will also strategically decide what projects would provide the best service to the client by utilizing the joint venture. The joint venture calls for assessing direct project costs to the joint venture as well as requisite revenue and expenses, and sharing in profitability on a 50:50 basis. The Company expects to generate revenues for the joint venture during the fourth quarter of this year.

     On October 8, 2002, $350,000 of collateral, securing short-term loans from an unrelated third party, was sold. The collateral was provided to the Company by Realty Development & Management Corp ("RDM"), an entity owned and controlled by an officer and director of the Company. As an inducement to provide collateral to secure this debt, at the time of the original loan, the Company granted RDM a three-year option to purchase Series D Preferred Stock. RDM used the proceeds of the sale of collateral to purchase the notes from the unrelated investor. Additional expenses of $26,799.85 incurred for payment of the commissions, legal fees and other expenses associated with the sale of the
collateral were added to the note principal balance.   The notes are due at
year-end.   The Company is currently negotiating the conversion of the notes into preferred equity.

Other Matters

     New Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan.
Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

     On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

     Additionally, this statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No.144 requires for other long-lived assets that are held and used.

     This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

Item 3.  Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     None.

ITEM 2 - Changes in Securities and Use of Proceeds.

     None.


ITEM 3 - Defaults on Senior Securities.

     None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5 - Other Information.

     None.

ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b)  Reports on Form 8-K.  None.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ADPADS INCORPORATED



Dated:  November 19, 2002        By:/s/ Erica Ventley
                                    Erica Ventley, CFO and Acting
                                    Principal Executive Officer


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Adpads Incorporated (the "Company") on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Erica Ventley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;and

     (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated:  November 19, 2002

                                 By:/s/ Erica Ventley
                                    Erica Ventley, Chief Financial Officer

     This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Erica Ventley, certify that

     1.  I have reviewed this quarterly report on Form 10-Q of Adpads
Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                 By:/s/ Erica Ventley
                                    Erica Ventley, Acting President and
                                    Chief Executive Officer