Form 10KSB/A
period 2001-12-31
ADPADS INC
filed 2003-01-15
CIK 1100362

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                            AMENDMENT NO. 2 TO
                                FORM 10-KSB

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

  3.1     Articles of Incorporation     Filed herewith electronically


  3.2     Bylaws                        Incorporated by reference to
                                        Exhibit E to the amendment filed
                                        on May 30, 2000, to the
                                        Registrant's Form 8-K dated
                                        March 21, 2000

  3.3     Articles of Amendment re:     Previously filed
          Series A Preferred Stock

  3.4     Articles of Amendment to      Previously filed
          the Articles of Incorpora-
          tion of Regents Road, Ltd.

  3.5     Articles of Amendment re:     Previously filed
          Series B Convertible
          Preferred Stock

  3.6     Articles of Amendment re:     Previously filed
          Series C Convertible
          Preferred Stock

  3.7     Articles of Amendment re:     Previously filed
          Series D Convertible
          Preferred  Stock


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

 10.4     Rosenthal & Rosenthal         Filed herewith electronically
          Financing Agreement with
          Buhl Electric dated
          March 27, 2000

 10.5     Lease between Buhl            Filed herewith electronically
          Industries, Inc. and
          Fairlawn Industries, Inc.
          dated February 1, 2001

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

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment No. 2 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADPADS INCORPORATED



Dated:  January 14, 2003            By:/s/ Erica Ventley
                                       Erica Ventley, Chief Financial
                                       Officer and Acting Principal
                                       Executive Officer

     In accordance with the Exchange Act, this Amendment No. 2 to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                     Capacity                    Date



/s/ Albert H. Pleus
Albert H. Pleus                  Vice Chairman           January 14, 2003




/s/ William C. Callari
William C. Callari               Chief Operating         January 14, 2003
                                 Officer and Director


/s/ Erica Ventley
Erica Ventley                    Chief Financial         January 14, 2003
                                 Officer and Acting
                                 Principal Executive
                                 Officer and Director


/s/ Gerald Goodman
Gerald Goodman                   Director                January 14, 2003


                                 CERTIFICATIONS

     I, Erica Ventley, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Adpads
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 14, 2003


                                  /s/ Erica Ventley
                                  Erica Ventley
                                  (Acting Principal Executive Officer)
                                  (Principal Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                            ADPADS CORPORATION
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, Amendment No. 2 to the Annual Report on Form 10-KSB of Adpads Corporation for the year ended December 31, 2001:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Adpads Corporation.


                                        /s/ Erica Ventley
                                        Erica Ventley
                                        Acting Chief Executive Officer
                                        and Principal Financial Officer
                                        January 14, 2003